Form 10-Q
period 2020-09-30
Greenwich LifeSciences, Inc.
filed 2020-11-16
CIK 1799788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to______________

Commission File Number: 001-39555

GREENWICH LIFESCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5473709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3992 Bluebonnet Dr, Building 14
Stafford, TX	77477
(Address of principal executive offices)	( Zip Code)

(832) 819-3232

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	GLSI	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding at November 16, 2020 was 12,019,089.

GREENWICH LIFESCIENCES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operations;

●	the success, cost and timing of our clinical trials;

●	our dependence on third parties in the conduct of our clinical trial;

●	our ability to obtain the necessary regulatory approvals to market and commercialize our product candidate;

●	the ultimate impact of the current coronavirus pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	the potential that results of preclinical and clinical trials indicate our current product candidate or any future product candidates we may seek to develop are unsafe or ineffective;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property protection for our current product candidate;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against claims against us;

●	our reliance on third-party suppliers and manufacturers;

●	the success of competing therapies and products that are or become available;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	the potential for us to incur substantial costs resulting from product liability lawsuits against us and the potential for these product liability lawsuits to cause us to limit our commercialization of our product candidate;

●	market acceptance of our product candidate, the size and growth of the potential markets for our current product candidate and any future product candidates we may seek to develop, and our ability to serve those markets; and

●	the successful development of our commercialization capabilities, including sales and marketing capabilities.

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GREENWICH LIFESCIENCES, INC.
BALANCE SHEETS
AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019 (UNAUDITED)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash	$6,214,337	$6,835
Deferred offering costs	42,580	—
Total current assets	6,256,917	6,835
Acquired patents, net	17,130	19,836
Total assets	$6,274,047	$26,671

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable & accrued interest	$800,219	$730,309
Accrued offering costs	42,580	—
Unreimbursed Expenses	138,009	11,626
Advance from related party/shareholder	635,154	635,154
Total current liabilities	1,615,962	1,377,089
Total liabilities	1,615,962	1,377,089

Stockholders’ equity (deficit)

Common stock, $0.001 par value; 100,000,000 shares authorized; 11,970,185 and 8,458,048 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	11,970	8,458

Preferred stock, $0.001 par value; 10,000,000 shares authorized;
Series A preferred stock: No shares as of September 30, 2020 and 1,520,937 shares issued and outstanding as of December 31, 2019	—	1,521
Series B preferred stock: No shares as of September 30, 2020 and 129,267 shares issued and outstanding as of December 31, 2019	—	129
Series C preferred stock: No shares as of September 30, 2020 and 66,575 shares issued and outstanding as of December 31, 2019	—	67
Series D preferred stock: No shares as of September 30, 2020 and 263,586 shares issued and outstanding as December 31, 2019	—	264

Additional paid-in capital	32,572,042	25,853,134
Accumulated deficit	(27,925,927)	(27,213,991)
Total stockholders’ equity (deficit)	4,658,085	(1,350,418)
Total liabilities and stockholders’ equity	$6,274,047	$26,671

The accompanying notes are an integral part of these interim unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$—	$—	$—	$—
Operating expenses
Research and development	158,031	284,504	458,726	2,347,746
General and administrative	98,834	51,509	253,210	741,025
Total operating expenses	256,865	336,013	711,936	3,088,771
Loss from operations	(256,865)	(336,013)	(711,936)	(3,088,771)
Net loss	$(256,865)	$(336,013)	$(711,936)	$(3,088,771)
Per share information:
Net loss per common share, basic and diluted	$(0.03)	$(1.15)	$(0.08)	$(13.26)
Weighted average common shares outstanding, basic and diluted	8,788,032	291,780	8,628,958	232,916

The accompanying notes are an integral part of these interim unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

	Common Stock		Preferred Stock		Additional		Total
	Shares	Par Amount	Shares	Par Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, December 31, 2018	202,996	$203	1,980,365	$1,981	$13,666,446	$(23,788,684)	$(10,120,054)
Net loss						(148,731)	(148,731)
Balances, March 31, 2019	202,996	203	1,980,365	1,981	13,666,446	(23,937,415)	(10,268,785)
Net loss						(2,604,027)	(2,604,027)
Balances, June 30, 2019	202,996	$203	1,980,365	$1,981	$13,666,446	$(26,541,442)	$(12,872,812)
Exchange of related party payables and warrants for common stock	8,012,684	8,013	—	—	11,991,987	—	12,000,000
Stock-based compensation	155,433	155	—	—	(155)	—	—
Net loss						(336,013)	(336,013)
Balances, September 30, 2019	8,371,113	$8,371	1,980,365	$1,981	$25,658,278	$(26,877,455)	$(1,208,825)

Balances, December 31, 2019	8,458,048	$8,458	1,980,365	$1,981	$25,853,134	$(27,213,991)	$(1,350,418)
Stock-based compensation	77,571	78	—	—	173,865	—	173,943
Net loss						(244,641)	(244,641)
Balances, March 31, 2020	8,535,619	8,536	1,980,365	1,981	26,026,999	(27,458,632)	(1,421,116)
Stock-based compensation	77,571	78	—	—	173,865	—	173,943
Net loss						(210,430)	(210,430)
Balances, June 30, 2020	8,613,190	$8,614	1,980,365	$1,981	$26,200,864	$(27,669,062)	$(1,457,603
Stock-based compensation	73,356	73	—	—	164,978	—	165,051
Issuance of common stock in initial public offering, net of offering costs	1,260,870	1,260	—	—	6,206,242	—	6,207,502
Additional preferred stock issued due to anti-dilution	—	—	42,404	42	(42)	—	—
Conversion of preferred to common stock	2,022,769	2,023	(2,022,769)	(2,023)	—	—	—
Net loss						(256,865)	(256,865)
Balances, September 30, 2020	11,970,185	$11,970	—	$—	$32,572,042	$(27,925,927)	$4,658,085

The accompanying notes are an integral part of these interim unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(711,936)	$(3,088,771)
Adjustments required to reconcile net loss to net cash used in operating activities:
Amortization	2,706	2,705
Stock-based compensation	512,937	—
Changes in operating assets and liabilities:
Accounts payable	15,000	323,092
Accrued interest	54,910	42,599
Unreimbursed expenses (accrued)	126,383	141,275
Related party payable	—	2,500,000
Net cash used in operating activities	—	(79,100)
Financing activities:
Net proceeds from initial public offering of common stock	6,207,502	—
Net cash provided by (used in) financing activities	6,207,502	—
Net increase (decrease) in cash	6,207,502	(79,100)
Cash, beginning of period	6,835	85,102
Cash, end of period	$6,214,337	$6,002

Non-cash investing and financing activities:
Common stock to settle related party payable	—	12,000,000
Conversion of preferred stock to common	2,023	—
Issuance of preferred stock due to antidilution	42	—

The accompanying notes are an integral part of these interim unaudited financial statements.

GREENWICH LIFESCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Description of the Business

Greenwich LifeSciences, Inc. (the “Company”) was incorporated in the state of Delaware in 2006 under the name Norwell, Inc. In March 2018, Norwell, Inc. changed its name to Greenwich LifeSciences, Inc. The Company is developing a breast cancer immunotherapy focused on preventing the recurrence of breast cancer following surgery.

2. Liquidity

On August 27, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-05, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern (“ASU 2014-05”), which requires management to assess a company’s ability to continue as a going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances.

The accompanying financial statements and notes have been prepared assuming the Company will continue as a going concern. During the year ended December 31, 2019, the Company suffered from recurring losses from operations and negative cash flows from operations, resulting in a need for, among other things, capital resources. As of December 31, 2019, the Company had cash of $6,835 and disclosed that its ability to continue as a going concern was predicated on the Company’s ability to raise capital and to sustain adequate working capital to finance its operations. During the nine months ended September 30, 2020, the Company completed its initial public offering and raised $7,250,002 in gross proceeds and $6,207,502 in net proceeds, after deducting underwriting discounts and commissions and other offering expenses. The Company met and exceeded those predications thus mitigating any substantial doubt about the Company’s ability to continue as a going concern as defined by ASU 2014-05 and its ability to satisfy the estimated liquidity needs for the twelve months from the issuance of the financial statements.

3. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the audited financial statements and notes thereto of the Company contained in the Company’s prospectus dated September 24, 2020.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements of the Company for the years ended December 31, 2019 and 2018 as reported in the Company’s prospectus dated September 24, 2020 and filed with the SEC on September 28, 2020 with respect to its initial public offering have been omitted.

Basic and Diluted Loss per Share

As of September 30, 2020, the Company has common stock equivalents related to warrants outstanding to acquire 100,869 shares of the Company’s common stock. As of September 30, 2019, the Company had common stock equivalents related to warrants outstanding to acquire 2,675,602 shares of the Company’s common stock.

As of September 30, 2020, the Company has no common stock equivalents related to convertible preferred stock issued and outstanding. As of September 30, 2019, the Company had common stock equivalents related to 1,520,937 shares of the Company’s common stock issuable upon conversion of the Company’s Series A Preferred Stock, 129,267 shares of the Company’s common stock issuable upon conversion of the Company’s Series B Preferred Stock, 66,575 shares of the Company’s common stock issuable upon conversion of the Company’s Series C Preferred Stock, and 263,586 shares of the Company’s common stock issuable upon conversion of the Company’s Series D Preferred Stock issued and outstanding.

3. Significant Accounting Policies (cont.)

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
Basic and diluted net loss per share calculation:
Net loss, basic	(711,936)	(3,088,771)
Net loss, diluted	(711,936)	(3,088,771)
Weighted average common shares outstanding, basic and diluted	8,628,958	232,916
Net loss per common share, basic and diluted	$(0.08)	$(13.26)

4. Related Party Transactions

Unreimbursed expenses have been accrued and incurred by management, which totaled $138,009 as of September 30, 2020 and $11,626 as of December 31, 2019. In October 2019, the Kenneth Hallock and Annette Hallock Revocable Trust (the “Hallock Trust”) loaned $200,000 to the Company and Eric Rothe, a director of the Company, loaned $15,000 to the Company, both of which are payable on demand, are not secured, and do not incur interest. Kenneth Hallock, a director of the Company, is one of the Trustees of the Hallock Trust. In 2018, the Hallock Trust loaned $100,000 to the Company that is payable on demand, not secured, and does not incur interest. In total, Snehal Patel, the Company’s Chief Executive Officer and director, Eric Rothe, the Company’s director and the Hallock Trust of which Kenneth Hallock, the Company’s director is a Trustee, have loaned the Company an aggregate of $635,154 as of September 30, 2020 and December 31, 2019 all of which is payable on demand, is not secured, and does not incur interest.

Related party payables to the Company’s officers and directors since January 1, 2010 totaled $12.0 million as of September 30, 2019. Related party payables decreased from $12.0 million to $0 and all of the Company’s 2,675,602 warrants were cancelled on September 30, 2019, as all related party payables and all warrants were exchanged for an aggregate of 8,012,684 shares of the Company’s common stock on September 30, 2019.

5. Commitments and Contingencies

License Obligation and Manufacturing Agreements

The Company entered into an exclusive license agreement with The Henry M. Jackson Foundation (“HJF”) in April 2009, as amended, pursuant to which it acquired exclusive worldwide rights to several U.S. and foreign patents and patent applications covering methods of using GP2, the Company’s product candidate, as an immunotherapy that elicits a targeted immune response against HER2/neu-expressing cancers. Pursuant to the exclusive license agreement, the Company is required to pay an annual maintenance fee, milestone payments and royalty payments based on sales of GP2 and to reimburse HJF for patent expenses. The Company currently depends on third-party contract manufacturers for all required raw materials, active pharmaceutical ingredients, and finished product candidate for the Company’s clinical trials.

Accounts payable includes accrued patent and license obligations to HJF, including accrued interest, plus accrued expenses for manufacturing of GP2 for the upcoming Phase III clinical trial through purchase orders with Polypeptide Laboratories and Stratum Medical, which totaled $800,219 as of September 30, 2020 and $730,309 as of December 31, 2019.

Legal Proceedings

From time to time, the Company may be involved in disputes, including litigation, relating to claims arising out of operations in the normal course of business. Any of these claims could subject the Company to costly legal expenses and, while management generally believes that there will be adequate insurance to cover different liabilities at such time the Company commences clinical trials, the Company’s future insurance carriers may deny coverage or policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the Company’s results of operations and financial position. Additionally, any such claims, whether or not successful, could damage the Company’s reputation and business. The Company is currently not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, could have a material adverse effect on the Company’s results of operations or financial position.

6. Stockholders’ Equity

On September 30, 2019, the board of directors (the “Board”) and stockholders of the Company adopted the Greenwich LifeSciences, Inc. 2019 Equity Incentive Plan pursuant to which the Company reserved 1,498,128 shares of common stock without any issuance of common stock or options under the plan. In addition, on September 30, 2019, the Board authorized the Company to enter into lock-up/leak-out agreements with its stockholders; the size of the Board was increased from three to five members; two new members were appointed to the Board; $12 million of related party payables and 2,675,602 warrants were exchanged for 8,012,684 shares of the Company’s common stock; 155,433 shares of the Company’s common stock were issued upfront at no value in consideration for services; and 908,242 shares of the Company’s common stock were authorized to be issued at a $2,037,000 value based on various vesting schedules which vesting schedules commenced on October 1, 2019 and continue to vest on the first day of each subsequent month.

As of September 30, 2020, 306,069 of the 908,242 shares of the common stock grant had vested at a $686,880 value and 602,173 of these shares remain unvested and unrecognized at a $1,354,889 value. In January, February, and March 2020, a total of 77,571 shares of common stock grants had vested at a $173,943 value. In April, May, and June 2020, a total of 77,571 shares of common stock grants had vested at a $173,943 value. In July, August, and September 2020, a total of 73,356 shares of common stock grants had vested at a $165,051 value. For the nine months ended September 30, 2020, a total of 228,498 shares of common stock grants had vested at a $512,937 value.

On June 22, 2020, the Company filed an amendment to its Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to effectuate a 1-for-2.67 reverse stock split of the Company’s issued and outstanding common and preferred stock. No fractional shares were issued and any fractional shares resulting from the stock split were rounded up to the nearest whole share. All common and preferred stock share and per-share data and conversion or exercise price data for applicable common stock equivalents included in these financial statements have been retroactively adjusted to reflect the reverse stock split.

Deferred offering costs totaled $42,580 as of September 30, 2020, and included $21,900 in filing agent expenses, and $20,680 in auditor expenses.

No new equity was raised in 2019.

Initial Public Offering (IPO)

On September 25, 2020, the Company completed its initial public offering (the “IPO”) pursuant to which it issued and sold 1,260,870 shares of its common stock at a public offering price of $5.75 per share for gross proceeds of $7,250,002 and net proceeds of $6,207,502, after deducting underwriting discounts and commissions and offering expenses borne by the Company, which totaled $1,042,500. In addition, the Company granted the underwriters a 45-day option to purchase up to 189,130 additional shares of common stock at the public offering price, less offering expenses, to cover over-allotments, if any.

On September 29, 2020, in connection with the completion of the IPO, the Company converted all of the outstanding shares of Series A Preferred Stock into an aggregate of 1,520,937 shares of common stock, all of the outstanding shares of Series B Preferred Stock into an aggregate of 129,267 shares of common stock, all of the outstanding shares of Series C Preferred Stock into an aggregate of 66,575 shares of common stock and all of the outstanding shares of Series D Preferred Stock into an aggregate of 305,990 shares of common stock upon the closing of the IPO, which included the issuance of an aggregate of 42,404 additional shares of common stock upon the issuance and conversion of an additional 42,404 shares of Series D Preferred Stock issuable in connection with the IPO as a result of the anti-dilution protection set forth in the Company’s Certificate of Incorporation; based upon the IPO price of $5.75 per share.

On September 29, 2020, in connection with the completion of the IPO, the Board and stockholders of the Company approved the Company’s Second Amended and Restated Bylaws and the filing of the Company’s Second Amended and Restated Certificate of Incorporation with the Delaware Secretary of State which authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001 per share. In addition, on September 29, 2020, the Company entered into an employment agreement with Snehal Patel pursuant to which Mr. Patel will serve as the Company’s Chief Executive Officer as described in the Company Current Report on Form 8-K filed with the SEC on October 1, 2020.

Warrants

Prior to the IPO, there were no outstanding warrants to purchase shares of common stock accounted for as equity or liabilities.

On September 25, 2020, in connection with the IPO, the underwriter, Aegis Capital Corp., was issued a warrant to purchase 100,870 shares of common stock, representing 8% of the number of shares sold in the IPO, excluding the over-allotment option. The warrants will be exercisable at any time and from time to time, in whole or in part, during a period commencing March 24, 2021 and expiring September 24, 2025. The warrants will be exercisable at a price equal to $7.1875 per share, which represents 125% of the public offering price per share of common stock sold in the IPO. In the event that a registration statement registering the common stock underlying the warrants is not effective, the warrants may be exercised on a cashless basis. If the warrants are exercised for cash within the first six months of the period in which they are exercisable, the exercise price will be equal to 97% of 125% of the public offering price or $6.9718 per share.

At September 30, 2020, outstanding warrants to purchase shares of common stock accounted for as equity or liabilities were as follows with an aggregate intrinsic value as of September 30, 2020 of zero:

Shares Underlying
Outstanding	Exercise	Expiration
Warrants	Price(1)	Date(1)

100,870	$7.1875	September 24, 2025
100,870

(1)	The warrants are exercisable at any time and from time to time, in whole or in part, during a period commencing March 24, 2021 and expiring September 24, 2025. The exercise price of the warrants is $7.1875 per share or $6.9718 per share if the warrants are exercised for cash within the first six months of the period in which they are exercisable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with and our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We are a biopharmaceutical company that is developing GP2, an immunotherapy designed to prevent the recurrence of breast cancer following surgery. GP2 is a 9 amino acid transmembrane peptide of the HER2/neu (human epidermal growth factor receptor 2) protein, a cell surface receptor protein that is expressed in a variety of common cancers, including expression in 75% of breast cancers at low (1+), intermediate (2+), and high (3+ or over-expressor) levels. In a completed Phase IIb clinical trial led by MD Anderson Cancer Center, no recurrences were observed in the HER2/neu 3+ adjuvant setting after median 5 years of follow-up, if the patient received 6 primary intradermal injections over the first 6 months. We are planning to commence a Phase III clinical trial in 2021.

Substantial Unmet Need

Following breast cancer surgery in the adjuvant setting, a HER2/neu 3+ patient receives Herceptin in the first year, with the hope that their breast cancer will not recur, with the odds of recurrence slowly decreasing over the first 5 years after surgery. Herceptin has been shown to reduce recurrence rates from 25% to 12% in the adjuvant setting. In the neoadjuvant setting, a patient receives treatment before surgery and, based on the results of a biopsy at surgery, will receive the same or more potent treatment after surgery. Kadcyla has been shown to reduce recurrence rates from 22% to 11% in the neoadjuvant setting. Accordingly, we believe that GP2 may be used to address the 50% of recurring patients who do not respond to either Herceptin or Kadcyla.

GP2 is administered in combination with the immunoadjuvant GM-CSF in years 2-4, following the first year of treatment with Herceptin, in a series of 11 intradermal injections comprising 6 primary injections over 6 months (1 injection per month) followed by 5 booster injections every 6 months thereafter. Furthermore, we believe that recently approved drugs such as Perjeta and Nerlynx do not fully address this unmet need, even in their most efficacious subpopulations, and that in the initial GP2 indication, approximately 17,000 new patients may be eligible for GP2 treatment per year, which could save approximately 1,500 to 2,000 lives per year.

Statistically Significant Phase IIb Clinical Data in HER2/neu 3+ Over-Expressors

In a randomized, single-blinded, placebo-controlled, multi-center (16 sites led by MD Anderson Cancer Center) Phase IIb clinical trial of HLA-A02 breast cancer patients, the combination of GP2-GMCSF-Herceptin treatment resulted in no recurrences in 46 HER2/neu 3+ over-expressor patients who were fully treated with GP2 versus 50 placebo patients who were treated with GMCSF-Herceptin and who recurred at a rate similar to historical recurrence rates for patients treated with Herceptin. After median 5 years of follow-up, there were 0% cancer recurrences in the HER2/neu 3+ patients treated with GP2-GMCSF-Herceptin, if the patient received the 6 primary intradermal injections over the first 6 months, versus an 11% cancer recurrence rate in the placebo arm treated with GMCSF-Herceptin (p = 0.0338). Thus, sequentially combining Herceptin in year 1 and GP2-GMCSF in years 2-4 may dramatically lower breast cancer recurrences in this patient population.

Potent Immune Response

In the Phase IIb clinical trial, GP2 immunotherapy elicited a potent immune response in HLA-A02 patients after they received the 6 primary intradermal injections over the first 6 months. The immune response was measured by a local skin test and immunological assays. Further, booster injections given every 6 months thereafter prolonged the immune response, thereby providing longer term protection.

Well Tolerated Safety Profile

In the Phase IIb and three Phase I clinical trials where 138 patients received GP2 immunotherapy, there were no reported serious adverse events related to GP2 treatment.

Upcoming Phase III Clinical Trial

We are planning to launch a Phase III clinical trial using a similar treatment regime as the Phase IIb clinical trial. The manufacturing plan and the Phase III trial protocol have been reviewed by the FDA and final revisions to the Phase III trial protocol are under way, which may include an interim analysis/adaptive trial design. Furthermore, we have commenced GP2 manufacturing, and we are currently in the process of finalizing our engagement of contract manufacturing organizations and contract research organizations for the Phase III clinical trial.

Financial Summary

To date, we have not generated any revenue and we have incurred net losses. Our net losses were approximately $3.4 million and $1.7 million for the years ended December 31, 2019 and 2018, respectively, approximately $0.3 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and approximately $0.7 million and $3.1 million for the nine months ended September 30, 2020 and 2019, respectively.

Our net losses have resulted from costs incurred in developing the drug in our pipeline, planning and preparing for clinical trials and general and administrative activities associated with our operations. We expect to continue to incur significant expenses and corresponding increased operating losses for the foreseeable future as we continue to develop our pipeline. Our costs may further increase as we conduct clinical trials and seek regulatory approval for and prepare to commercialize our product candidate. We expect to incur significant expenses to continue to build the infrastructure necessary to support our expanded operations, clinical trials, commercialization, including manufacturing, marketing, sales and distribution functions. We will also experience increased costs associated with operating as a public company.

Basis of Presentation

The accompanying interim unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Results of Operations For the Three Months Ended September 30, 2020 and 2019

Research and Development Expenses

Research and development expenses decreased by $126,473, or 44%, to $158,031 for the three months ended September 30, 2020 from $284,504 for the three months ended September 30, 2019. The decrease was primarily the result of a decrease in accrued manufacturing expenses.

General and Administrative Expenses

General and administrative expenses increased by $47,325, or 92% to $98,834 for the three months ended September 30, 2020 from $51,509 for the three months ended September 30, 2019. The increase was primarily the result of an increase in stock compensation.

Results of Operations For the Nine Months Ended September 30, 2020 and 2019

Research and Development Expenses

Research and development expenses decreased by $1,889,020, or 80%, to $458,726 for the nine months ended September 30, 2020 from $2,347,746 for the nine months ended September 30, 2019. The decrease was primarily the result of a decrease in related party payables.

General and Administrative Expenses

General and administrative expenses decreased by $487,815, or 66%, to $253,210 for the nine months ended September 30, 2020 from $741,025 for the nine months ended September 30, 2019. The decrease was primarily the result of a decrease in related party payables and an increase in stock-based compensation.

Liquidity and Capital Resources

Since our inception in 2006, we have devoted most of our cash resources to research and development and general and administrative activities. We have not yet achieved commercialization of our product and have a cumulative net loss from our operations. We will continue to incur net losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern. As of September 30, 2020, our principal source of liquidity was our cash, which totaled $6,214,337, and additional loans and accrued unreimbursed expenses from related parties. Following the capital raise during our third quarter of 2020, which contributed to the improvement in our cash and working capital positions as of September 30, 2020, we believe that the substantial doubt about our ability to continue as a going concern has been alleviated, and that we have sufficient liquidity to continue as a going concern through the next twelve months.

There is no assurance that we will be successful at raising additional capital in the future. If our plans are not achieved and/or if significant unanticipated events occur, we may have to further modify its business plan, which may require us to raise additional capital.

Cash Flow Activities for the Nine Months Ended September 30, 2020 and 2019

We incurred net losses of $711,936 and $3,088,771 during the nine months ended September 30, 2020 and 2019, respectively. The decrease was primarily the result of a decrease in related party payables and accounts payable and an increase in stock-based compensation.

Operating Activities

Net cash used in operating activities was $0 for the nine months ended September 30, 2020 and $79,100 for the nine months ended September 30, 2019.

Investing Activities

We did not use or generate cash from investing activities during the nine months ended September 30, 2020 and September 30, 2019.

Financing Activities

We generated $6,207,502 from financing activities during the nine months ended September 30, 2020 as net proceeds from our initial public offering of common stock and did not use or generate cash from financing activities during the nine months ended September 30, 2019.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We have chosen to take advantage of the extended transition periods available to emerging growth companies under the JOBS Act for complying with new or revised accounting standards until those standards would otherwise apply to private companies provided under the JOBS Act. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards.

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal accounting and financial officer has concluded that as of September 30, 2020, our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Under the direction of our principal executive officer and principal financial and accounting officer, we are developing a plan to remediate the material weaknesses.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A. RISK FACTORS.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Sales of Unregistered Securities.

During the quarter ended September 30, 2020, we issued an aggregate of 73,356 shares of our common stock to officers and directors for services rendered.

On September 29, 2020, we issued an aggregate of 42,404 shares of our Series D Preferred Stock in connection with our initial public offering (the “IPO”) as a result of the anti-dilution protection set forth in or Amended and Restated Certificate of Incorporation, as amended.

On September 29, 2020, in connection with the completion of our IPO, we issued (i) 1,520,937 shares of our common stock upon the conversion of 1,520,937 shares of our Series A Preferred Stock; (ii) 129,267 shares of our common stock upon the conversion of our Series B Preferred Stock; (iii) 66,575 shares of our common stock upon the conversion of our Series C Preferred Stock; and (iv) 305,990 shares of our common stock upon the conversion of our Series D Preferred Stock.

(b) Use of IPO Proceeds.

On September 29, 2020, we completed our IPO pursuant to which we issued and sold 1,260,870 shares of our common stock at a price to the public of $5.75 per share pursuant to our Registration Statement on Form S-1 which was declared effective by the SEC on September 24, 2020.

We received net proceeds of $6.2 million, after deducting underwriting discounts and commissions and offering expenses borne by us. None of the expenses incurred by us were direct or indirect payments to any of (i) our directors or officers or their associates, (ii) persons owning 10 percent or more of our common stock, or (iii) our affiliates. Aegis Capital Corp. acted as sole book-running manager for the offering.

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus related to the offering, dated September 24, 2020 as filed with the SEC on September 28, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2020)

3.2	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2020)

10.1+	Employment Agreement by and between Greenwich LifeSciences, Inc. and Snehal Patel dated September 29, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2020)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive, Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWICH LIFESCIENCES, INC.

Date: November 16, 2020	By:	/s/ Snehal Patel
Snehal Patel, Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

-19-