Form 10-Q
period 2021-03-31
Greenwich LifeSciences, Inc.
filed 2021-05-20
CIK 1799788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 001-39555

GREENWICH LIFESCIENCES, INC.

(Exact Name of registrant as specified in its charter)

Delaware	20-5473709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3992 Bluebonnet Dr., Building 14, Stafford, Texas	77477
(Address of principal executive offices)	(Zip Code)

(832) 819-3232
(Registrant’s telephone number, including area code)

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	GLSI	Nasdaq Capital Market

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [X]	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 15, 2021, the issuer had 12,895,801 shares of Common Stock issued and outstanding.

GREENWICH LIFESCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENWICH LIFESCIENCES, INC.

BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash	$30,404,951	$28,660,375
Total current assets	30,404,951	28,660,375
Acquired patents, net	15,324	16,227
Total assets	$30,420,275	$28,676,602

Liabilities and stockholders’ equity
Current liabilities
Accounts payable & accrued interest	$609,274	$710,971
Unreimbursed expenses	63,848	59,367
Advance from related party/shareholder	—	275,154
Total current liabilities	673,122	1,045,492
Total liabilities	673,122	1,045,492

Stockholders’ equity

Common stock, $0.001 par value; 100,000,000 shares authorized; 12,846,897 and 12,703,541 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	12,847	12,704

Additional paid-in capital	59,408,267	56,695,359
Accumulated deficit	(29,673,961)	(29,076,953)
Total stockholders’ equity	29,747,153	27,631,110
Total liabilities and stockholders’ equity	$30,420,275	$28,676,602

See accompanied notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Revenue	$—	$—
Operating expenses
Research and development	281,977	149,891
General and administrative	318,629	94,750
Total operating expenses	600,606	244,641
Loss from operations	(600,606)	(244,641)
Interest income	3,598	—
Net loss	$(597,008)	$(244,641)
Per share information:
Net loss per common share, basic and diluted	$(0.05)	$(0.03)
Weighted average common shares outstanding, basic and diluted	12,800,667	8,496,834

See accompanied notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Par Amount	Shares	Par Amount	Capital	Deficit	(Deficit)
Balances, December 31, 2019	8,458,048	$8,458	1,980,365	$1,981	$25,853,134	$(27,213,991)	$(1,350,418)
Stock-based compensation	77,571	78	—	—	173,865	—	173,943
Net loss						(244,641)	(244,641)
Balances, March 31, 2020	8,535,619	$8,536	1,980,365	$1,981	$26,026,999	$(27,458,632)	$(1,421,116)

Balances, December 31, 2020	12,703,541	$12,704	—	$—	$56,695,359	$(29,076,953)	$27,631,110
Stock-based compensation	73,356	73	—	—	164,978	—	165,051
Exercise of common stock from Green Shoe of follow-on offering, net of offering costs	70,000	70	—	—	2,547,930	—	2,548,000
Net loss						(597,008)	(597,008)
Balances, March 31, 2021	12,846,897	$12,847	—	$—	$59,408,267	$(29,673,961)	$29,747,153

See accompanied notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(597,008)	$(244,641)
Adjustments required to reconcile net loss to net cash used in operating activities:
Amortization	903	902
Stock-based compensation	165,051	173,943
Changes in operating assets and liabilities:
Accounts payable	(120,000)	—
Accrued interest	18,303	18,303
Unreimbursed expenses (accrued)	4,481	51,493
Net cash used in operating activities	(528,270)	—
Financing activities:
Proceeds from sale of common stock	2,548,000	—
Repayment to related party/shareholder	(275,154)	—
Net cash provided by (used in) financing activities	2,272,846	—
Net increase (decrease) in cash	1,744,576	—
Cash, beginning of period	28,660,375	6,835
Cash, end of period	$30,404,951	$6,835

See accompanied notes to unaudited financial statements.

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto of the Company contained elsewhere herein.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements of the Company for the years ended December 31, 2020 and 2019 as reported in the Company’s Form 10-K have been omitted.

Basic and Diluted Loss per Share

As of March 31, 2021, the Company has common stock equivalents related to warrants outstanding to acquire 100,870 shares of the Company’s common stock. As of March 31, 2020, the Company had no warrants.

As of March 31, 2021, the Company has no common stock equivalents related to convertible preferred stock issued and outstanding. As of March 31, 2020, the Company had common stock equivalents related to 1,520,937 shares of the Company’s common stock issuable upon conversion of the Company’s Series A Preferred Stock, 129,267 shares of the Company’s common stock issuable upon conversion of the Company’s Series B Preferred Stock, 66,575 shares of the Company’s common stock issuable upon conversion of the Company’s Series C Preferred Stock, and 263,586 shares of the Company’s common stock issuable upon conversion of the Company’s Series D Preferred Stock issued and outstanding.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Basic and diluted net loss per share calculation:
Net loss, basic	(597,008)	(244,641)
Change in fair value of warrants	—	—
Net loss, diluted	(597,008)	(244,641)
Weighted average common shares outstanding, basic and diluted	12,800,667	8,496,834
Net loss per common share, basic and diluted	$(0.05)	$(0.03)

3. Related Party Transactions

Unreimbursed expenses have been accrued and incurred by management, which total $63,848 as of March 31, 2021 and $59,367 as of December 31, 2020. Between January 1, 2021 and March 15, 2021, the Company paid off the remaining related party loans of $155,154 and $120,000 to Snehal Patel and the Kenneth Hallock and Annette Hallock Revocable Trust, respectively.

4. Commitments and Contingencies

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

Accounts payable includes accrued patent and license obligations to HJF, including accrued interest, plus accrued expenses for manufacturing of GP2 for the upcoming Phase III clinical trial through purchase orders with Polypeptide Laboratories and Stratum Medical, and legal expenses with Sheppard Mullin, which total $609,274 as of March 31, 2021 and $710,971 as of December 31, 2020.

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

5. Stockholders’ Equity

As of March 31, 2021, 452,781 shares of the 908,242 shares of the common stock grant had vested at approximately $1,018,757 value and 455,461 shares remain unvested and unrecognized at approximately $1,024,787 value. An aggregate of 73,356 shares of common stock were vested at approximately $165,051 value in January, February, and March 2021 in consideration for services rendered.

On January 29, 2021, in connection with our December 2020 follow-on offering, the underwriter exercised its option to purchase 70,000 additional shares of common stock at the public offering price of $40.00 per share for gross proceeds of $2,800,000 and net proceeds of $2,548,000, after deducting underwriting discounts and commissions and offering expenses borne by the Company, which totaled $252,000.

Warrants

At March 31, 2021, outstanding warrants to purchase shares of common stock accounted for as equity or liabilities were as follows with an aggregate intrinsic value as of March 31, 2021 of $3,438,658 based on the March 31, 2021 closing share price of $34.09:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions.

In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 31, 2021. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

The following discussion and analysis is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

To date, we have not generated any revenue and we have incurred net losses. Our net losses were approximately $1.9 million and $3.4 million for the years ended December 31, 2020 and 2019, respectively and $0.6 million and $0.2 million for the three months ended March 31, 2021 and 2020.

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

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Research and Development Expenses

Research and development expenses increased by $132,086, or 88%, to $281,977 for the three months ended March 31, 2021 from $149,891 for the three months ended March 31, 2020. The increase was primarily the result of an increase in cash compensation and manufacturing expenses.

General and Administrative Expenses

General and administrative expenses increased by $223,879, or 236%, to $318,629 for the three months ended March 31, 2021 from $94,750 for the three months ended March 31, 2020. The increase was primarily the result of an increase in costs for raising capital.

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

We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities; however, there is no assurance that we will be successful at raising additional capital in the future. If our plans are not achieved and/or if significant unanticipated events occur, we may have to further modify our business plan, which may require us to raise additional capital. As of March 31, 2021 and December 31, 2020, our principal source of liquidity was our cash, which totaled $30,404,951 and $28,660,375, respectively, and additional loans and accrued unreimbursed expenses from related parties. Historically, our principal sources of cash have included proceeds from the sale of common stock and preferred stock and related party loans. Our principal uses of cash have included cash used in operations. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development, including our clinical trials, and general working capital requirements.

Cash Flow Activities for the Three Months Ended March 31, 2021 and 2020

We incurred net losses of $597,008 and $244,641 during the three month periods ended March 31, 2021 and 2020, respectively. The increase was primarily the result of an increase in stock compensation and costs for raising capital.

Operating Activities

Net cash used in operating activities was $528,270 for the three months ended March 31, 2021 and $0 for the three months ended March 31, 2020.

Investing Activities

We did not use or generate cash from investing activities during the three months ended March 31, 2021 and March 31, 2020.

Financing Activities

We used and generated cash netting a total of $2,272,846 from financing activities during the three months ended March 31, 2021 and did not use or generate cash from financing activities during the three months ended March 31, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal accounting and financial officer has concluded that as of March 31, 2021, our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Under the direction of our principal executive officer and principal financial and accounting officer, we are developing a plan to remediate the material weaknesses.

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

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 is formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWICH LIFESCIENCES, INC.

May 20, 2021	By:	/s/ Snehal Patel
Snehal Patel
Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

