Form 10-Q
period 2021-06-30
Greenwich LifeSciences, Inc.
filed 2021-08-13
CIK 1799788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 1, 2021, the issuer had 12,969,157 shares of Common Stock issued and outstanding.

GREENWICH LIFESCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENWICH LIFESCIENCES, INC.

BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash	$29,800,632	$28,660,375
Total current assets	29,800,632	28,660,375
Acquired patents, net	14,421	16,227
Total assets	$29,815,053	$28,676,602

Liabilities and stockholders’ equity
Current liabilities
Accounts payable & accrued interest	$627,577	$710,971
Unreimbursed expenses	25,017	59,367
Advance from related party/shareholder	—	275,154
Total current liabilities	652,594	1,045,492
Total liabilities	652,594	1,045,492

Stockholders’ equity

Common stock, $0.001 par value; 100,000,000 shares authorized; 12,920,253 and 12,703,541 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	12,920	12,704

Additional paid-in capital	59,573,245	56,695,359
Accumulated deficit	(30,423,706)	(29,076,953)
Total stockholders’ equity	29,162,459	27,631,110
Total liabilities and stockholders’ equity	$29,815,053	$28,676,602

See accompanied notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$—	$—	$—	$—
Operating expenses
Research and development	556,534	150,804	838,511	300,695
General and administrative	196,911	59,626	515,540	154,376
Total operating expenses	753,445	210,430	1,354,051	455,071
Loss from operations	(753,445)	(210,430)	(1,354,051)	(455,071)
Interest Income	3,700	—	7,298	—
Net loss	$(749,745)	$(210,430)	$(1,346,753)	$(455,071)
Per share information:
Net loss per common share, basic and diluted	$(0.06)	$(0.02)	$(0.11)	$(0.05)
Weighted average common shares outstanding, basic and diluted	12,895,801	8,587,333	12,789,326	8,548,548

See accompanied notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE, 2021 AND 2020 (UNAUDITED)

	Common Stock		Preferred Stock		Additional		Total Stockholders’
	Shares	Par Amount	Shares	Par Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balances, December 31, 2019	8,458,048	$8,458	1,980,365	$1,981	$25,853,134	$(27,213,991)	$(1,350,418)
Stock-based compensation	77,571	78	—	—	173,865	—	173,943
Net loss						(244,641)	(244,641)
Balances, March 31, 2020	8,535,619	8,536	1,980,365	1,981	26,026,999	(27,458,632)	(1,421,116)
Stock-based compensation	77,571	78	—	—	173,865	—	173,943
Net loss						(210,430)	(210,430)
Balances, June 30, 2020	8,613,190	$8,614	1,980,365	$1,981	$26,200,864	$(27,669,062)	$(1,457,603)

Balances, December 31, 2020	12,703,541	$12,704	—	$—	$56,695,359	$(29,076,953)	$27,631,110
Stock-based compensation	73,356	73	—	—	164,978	—	165,051
Exercise of common stock from Green Shoe of follow-on offering, net of offering costs	70,000	70	—	—	2,547,930	—	2,548,000
Net loss						(597,008)	(597,008)
Balances, March 31, 2021	12,846,897	$12,847	—	$—	$59,408,267	$(29,673,961)	$29,747,153
Stock-based compensation	73,356	73	—	—	164,978	—	165,051
Net loss						(749,745)	(749,745)
Balances, June 30, 2021	12,920,253	$12,920	—	$—	$59,573,245	$(30,423,706)	$29,162,459

See accompanied notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(1,346,753)	$(455,071)
Adjustments required to reconcile net loss to net cash used in operating activities:
Amortization	1,806	1,803
Stock-based compensation	330,102	347,886
Changes in operating assets and liabilities:
Accounts payable	(120,000)	—
Accrued interest	36,606	36,607
Unreimbursed expenses (accrued)	(34,350)	68,775
Net cash used in operating activities	(1,132,589)	—
Financing activities:
Proceeds from sale of common stock	2,548,000	—
Repayment to related party/shareholder	(275,154)	—
Net cash provided by (used in) financing activities	2,272,846	—
Net increase (decrease) in cash	1,140,257	—
Cash, beginning of period	28,660,375	6,835
Cash, end of period	$29,800,632	$6,835

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

Basic and Diluted Loss per Share

As of June 30, 2021, the Company has common stock equivalents related to warrants outstanding to acquire 100,870 shares of the Company’s common stock. As of June 30, 2020, the Company had no warrants.

As of June 30, 2021, the Company has no common stock equivalents related to convertible preferred stock issued and outstanding. As of June 30, 2020, the Company had common stock equivalents related to 1,520,937 shares of the Company’s common stock issuable upon conversion of the Company’s Series A Preferred Stock, 129,267 shares of the Company’s common stock issuable upon conversion of the Company’s Series B Preferred Stock, 66,575 shares of the Company’s common stock issuable upon conversion of the Company’s Series C Preferred Stock, and 263,586 shares of the Company’s common stock issuable upon conversion of the Company’s Series D Preferred Stock issued and outstanding.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Six Months Ended June 30,
	2021	2020
Basic and diluted net loss per share calculation:
Net loss, basic	(1,346,753)	(455,071)
Change in fair value of warrants	—	—
Net loss, diluted	(1,346,753)	(455,071)
Weighted average common shares outstanding, basic and diluted	12,789,326	8,548,548
Net loss per common share, basic and diluted	$(0.11)	$(0.05)

3. Related Party Transactions

Unreimbursed expenses have been accrued and incurred by management, which total $25,017 as of June 30, 2021 and $59,367 as of December 31, 2020. Between January 1, 2021 and March 15, 2021, the Company paid off the remaining related party loans of $155,154 and $120,000 to Snehal Patel and the Kenneth Hallock and Annette Hallock Revocable Trust, respectively.

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

Accounts payable includes accrued patent and license obligations to HJF, including accrued interest, plus accrued expenses for manufacturing of GP2 for the upcoming Phase III clinical trial, which total $627,577 as of June 30, 2021 and $710,971 as of December 31, 2020.

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

5. Stockholders’ Equity

As of June 30, 2021, 526,137 shares of the 908,242 shares of the common stock grant had vested at approximately $1,183,785 value and 382,105 shares remain unvested and unrecognized at approximately $859,736 value. An aggregate of 146,712 shares of common stock were vested at approximately $330,102 value in January through June 2021 in consideration for services rendered.

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

Warrants

At June 30, 2021, outstanding warrants to purchase shares of common stock accounted for as equity or liabilities were as follows with an aggregate intrinsic value as of June 30, 2021 of $4,533,098 based on the June 30, 2021 closing share price of $44.94:

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

6. Subsequent Events

In connection with the exclusive license agreement with HJF, the Company paid HJF an aggregate total of $434,732 in July 2021 related to annual maintenance fees and reimbursement of patent expenses.

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

To date, we have not generated any revenue and we have incurred net losses. Our net losses were approximately $1.9 million and $3.4 million for the years ended December 31, 2020 and 2019, respectively and $1.3 million and $0.5 million for the six months ended June 30, 2021 and 2020.

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

Results of Operations for the Three Months Ended June 30, 2021 and 2020

Research and Development Expenses

Research and development expenses increased by $405,730, or 269%, to $556,534 for the three months ended June 30, 2021 from $150,804 for the three months ended June 30, 2020. The increase was primarily the result of an increase in compensation and manufacturing expenses.

General and Administrative Expenses

General and administrative expenses increased by $137,285, or 230%, to $196,911 for the three months ended June 30, 2021 from $59,626 for the three months ended June 30, 2020. The increase was primarily the result of an increase in costs for raising capital.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

Research and Development Expenses

Research and development expenses increased by $537,816, or 179%, to $838,511 for the six months ended June 30, 2021 from $300,695 for the six months ended June 30, 2020. The increase was primarily the result of an increase in compensation and manufacturing expenses.

General and Administrative Expenses

General and administrative expenses increased by $361,164, or 234%, to $515,540 for the six months ended June 30, 2021 from $154,376 for the six months ended June 30, 2020. The increase was primarily the result of an increase in costs for raising capital.

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

We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities; however, there is no assurance that we will be successful at raising additional capital in the future. If our plans are not achieved and/or if significant unanticipated events occur, we may have to further modify our business plan, which may require us to raise additional capital. As of June 30, 2021 and December 31, 2020, our principal source of liquidity was our cash, which totaled $29,800,632 and $28,660,375, respectively, and additional loans and accrued unreimbursed expenses from related parties. Historically, our principal sources of cash have included proceeds from the sale of common stock and preferred stock and related party loans. Our principal uses of cash have included cash used in operations. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development, including our clinical trials, and general working capital requirements.

Cash Flow Activities for the Six Months Ended June 30, 2021 and 2020

We incurred net losses of $1,346,753 and $455,071 during the six month periods ended June 30, 2021 and 2020, respectively. The increase was primarily the result of an increase in compensation, manufacturing expenses, and costs for raising capital.

Operating Activities

Net cash used in operating activities was $1,132,589 for the six months ended June 30, 2021 and $0 for the six months ended June 30, 2020.

Investing Activities

We did not use or generate cash from investing activities during the six months ended June 30, 2021 and June 30, 2020.

Financing Activities

We used and generated cash netting a total of $2,272,846 from financing activities during the six months ended June 30, 2021 and did not use or generate cash from financing activities during the six months ended June 30, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal accounting and financial officer has concluded that as of June 30, 2021, our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Under the direction of our principal executive officer and principal financial and accounting officer, we are developing a plan to remediate the material weaknesses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 is formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWICH LIFESCIENCES, INC.

August 13, 2021	By:
Snehal Patel
Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

