Form 10-Q
period 2021-09-30
Greenwich LifeSciences, Inc.
filed 2021-11-15
CIK 1799788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, the issuer had 13,123,377 shares of Common Stock issued and outstanding.

GREENWICH LIFESCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENWICH LIFESCIENCES, INC.

BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 (UNAUDITED AND DECEMBER 31, 2020

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash	$28,905,993	$28,660,375
Total current assets	28,905,993	28,660,375
Acquired patents, net	13,518	16,227
Total assets	$28,919,511	$28,676,602

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable & accrued interest	$295,845	$710,971
Unreimbursed expenses	159,274	59,367
Advance from related party/shareholder	—	275,154
Total current liabilities	455,119	1,045,492
Total liabilities	455,119	1,045,492

Stockholders’ equity

Common stock, $0.001 par value; 100,000,000 shares authorized; 12,993,609 and 12,703,541 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	12,994	12,704

Additional paid-in capital	59,738,222	56,695,359
Accumulated deficit	(31,286,824)	(29,076,953)
Total stockholders’ equity	28,464,392	27,631,110
Total liabilities and stockholders’ equity	$28,919,511	$28,676,602

See accompanied notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$—	$—	$—	$—
Operating expenses
Research and development	657,096	158,031	1,495,607	458,726
General and administrative	209,590	98,834	725,130	253,210
Total operating expenses	866,686	256,865	2,220,737	711,936
Loss from operations	(866,686)	(256,865)	(2,220,737)	(711,936)
Interest Income	3,568	—	10,866	—
Net loss	$(863,118)	$(256,865)	$(2,209,871)	$(711,936)
Per share information:
Net loss per common share, basic and diluted	$(0.07)	$(0.03)	$(0.17)	$(0.08)
Weighted average common shares outstanding, basic and diluted	12,968,891	8,788,032	12,826,249	8,628,958

See accompanied notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER, 2021 AND 2020 (UNAUDITED)

	Common Stock		Preferred Stock		Additional		Total Stockholders’
	Shares	Par Amount	Shares	Par Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balances, December 31, 2019	8,458,048	$8,458	1,980,365	$1,981	$25,853,134	$(27,213,991)	$(1,350,418)
Stock-based compensation	77,571	78	—	—	173,865	—	173,943
Net loss						(244,641)	(244,641)
Balances, March 31, 2020	8,535,619	8,536	1,980,365	1,981	26,026,999	(27,458,632)	(1,421,116)
Stock-based compensation	77,571	78	—	—	173,865	—	173,943
Net loss						(210,430)	(210,430)
Balances, June 30, 2020	8,613,190	8,614	1,980,365	1,981	26,200,864	(27,669,062)	(1,457,603)
Stock-based compensation	73,356	73	—	—	164,978	—	165,051
Issuance of common stock in initial public offering, net of offering costs	1,260,870	1,260	—	—	6,206,242	—	6,207,502
Additional preferred stock issued due to anti-dilution	—	—	42,404	42	(42)	—	—
Conversion of preferred to common stock	2,022,769	2,023	(2,022,769)	(2,023)	—	—	—
Net loss						(256,865)	(256,865)
Balances, September 30, 2020	11,970,185	$11,970	—	$—	$32,572,042	$(27,925,927)	$4,658,085

Balances, December 31, 2020	12,703,541	$12,704	—	$—	$56,695,359	$(29,076,953)	$27,631,110
Stock-based compensation	73,356	73	—	—	164,978	—	165,051
Exercise of common stock from Green Shoe of follow-on offering, net of offering costs	70,000	70	—	—	2,547,930	—	2,548,000
Net loss						(597,008)	(597,008)
Balances, March 31, 2021	12,846,897	12,847	—	—	59,408,267	(29,673,961)	29,747,153
Stock-based compensation	73,356	73	—	—	164,978	—	165,051
Net loss						(749,745)	(749,745)
Balances, June 30, 2021	12,920,253	12,920	—	—	59,573,245	(30,423,706)	29,162,459
Stock-based compensation	73,356	74	—	—	164,977	—	165,051
Net loss						(863,118)	(863,118)
Balances, September 30, 2021	12,993,609	$12,994	—	$—	$59,738,222	$(31,286,824)	$28,464,392

See accompanied notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(2,209,871)	$(711,936)
Adjustments required to reconcile net loss to net cash used in operating activities:
Amortization	2,709	2,706
Stock-based compensation	495,153	512,937
Changes in operating assets and liabilities:
Accounts payable	(451,732)	15,000
Accrued interest	36,606	54,910
Unreimbursed expenses (accrued)	99,907	126,383
Net cash used in operating activities	(2,027,228)	—
Financing activities:
Proceeds from sale of common stock	2,548,000	—
Repayment to related party/shareholder	(275,154)	—
Net proceeds from initial public offering of common stock	—	6,207,502
Net cash provided by (used in) financing activities	2,272,846	6,207,502
Net increase (decrease) in cash	245,618	6,207,502
Cash, beginning of period	28,660,375	6,835
Cash, end of period	$28,905,993	$6,214,337

Non-cash investing and financing activities:
Conversion of preferred stock to common		2,023
Issuance of preferred stock due to antidilution		42

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

Basic and Diluted Loss per Share

As of September 30, 2021 and 2020, the Company has common stock equivalents related to underwriter warrants outstanding to acquire 100,870 shares of the Company’s common stock.

As of September 30, 2021 and 2020, the Company has no common stock equivalents related to convertible preferred stock issued and outstanding.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
Basic and diluted net loss per share calculation:
Net loss, basic	(2,209,871)	(711,936)
Change in fair value of warrants	—	—
Net loss, diluted	(2,209,871)	(711,936)
Weighted average common shares outstanding, basic and diluted	12,826,249	8,628,958
Net loss per common share, basic and diluted	$(0.17)	$(0.08)

3. Related Party Transactions

Unreimbursed expenses have been accrued and incurred by management, which total $159,274 as of September 30, 2021 and $59,367 as of December 31, 2020. Between January 1, 2021 and March 15, 2021, the Company paid off the remaining related party loans of $155,154 and $120,000 to Snehal Patel and the Kenneth Hallock and Annette Hallock Revocable Trust, respectively.

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

The Company paid HJF an aggregate total of $434,732 in July 2021 related to annual maintenance fees and reimbursement of patent expenses. Accounts payable includes accrued patent and license obligations to HJF, including accrued interest, plus accrued expenses for manufacturing of GP2 for the upcoming Phase III clinical trial, which total $295,845 as of September 30, 2021 and $710,971 as of December 31, 2020.

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

5. Stockholders’ Equity

As of September 30, 2021, 599,493 shares of the 908,242 shares of the common stock grant had vested at approximately $1,348,859 value and 308,749 shares remain unvested and unrecognized at approximately $694,685 value. An aggregate of 220,068 shares of common stock were vested at approximately $495,153 value in January through September 2021 in consideration for services rendered.

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

Warrants

At September 30, 2021, outstanding underwriter warrants to purchase shares of common stock accounted for as equity or liabilities were as follows with an aggregate intrinsic value as of September 30, 2021 of $3,940,991 based on the September 30, 2021 closing share price of $39.07:

Shares Underlying
Outstanding	Exercise	Expiration
Warrants	Price(1)	Date(1)
100,870	$7.1875	September 24, 2025
100,870

(1)	The underwriter warrants are exercisable at any time and from time to time, in whole or in part, during a period commencing March 24, 2021 and expiring September 24, 2025. The exercise price of the warrants is $7.1875 per share or $6.9718 per share if the warrants are exercised for cash within the first six months of the period in which they are exercisable.

6. Subsequent Events

On October 19, 2021, the underwriter warrants were partially exercised resulting in the issuance of 80,696 shares of common stock and gross proceeds to the Company of $562,596. As of October 19, 2021, warrants to purchase 20,174 shares of common stock remain outstanding.

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

Overview

We are a biopharmaceutical company that is developing GP2, an immunotherapy designed to prevent the recurrence of breast cancer following surgery. GP2 is a 9 amino acid transmembrane peptide of the HER2/neu protein, a cell surface receptor protein that is expressed in a variety of common cancers, including expression in 75% of breast cancers at low (1+), intermediate (2+), and high (3+ or over-expressor) levels. In a completed Phase IIb clinical trial led by MD Anderson Cancer Center, no recurrences were observed in the HER2/neu 3+ adjuvant setting after median 5 years of follow-up, if the patient received the 6 primary intradermal injections over the first 6 months. We are planning to commence a Phase III clinical trial shortly and are currently completing the last steps to release GP2 drug product and to open clinical sites.

To date, we have not generated any revenue and we have incurred net losses. Our net losses were approximately $1.9 million and $3.4 million for the years ended December 31, 2020 and 2019, respectively and $2.2 million and $0.7 million for the nine months ended September 30, 2021 and 2020.

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

Results of Operations for the Three Months Ended September 30, 2021 and 2020

Research and Development Expenses

Research and development expenses increased by $499,065, or 316%, to $657,096 for the three months ended September 30, 2021 from $158,031 for the three months ended September 30, 2020. The increase was primarily the result of an increase in compensation and manufacturing and clinical expenses.

General and Administrative Expenses

General and administrative expenses increased by $110,756, or 112%, to $209,590 for the three months ended September 30, 2021 from $98,834 for the three months ended September 30, 2020. The increase was primarily the result of an increase in costs for raising capital.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

Research and Development Expenses

Research and development expenses increased by $1,036,881, or 226%, to $1,495,607 for the nine months ended September 30, 2021 from $458,726 for the nine months ended September 30, 2020. The increase was primarily the result of an increase in compensation and manufacturing and clinical expenses.

General and Administrative Expenses

General and administrative expenses increased by $471,920, or 186%, to $725,130 for the nine months ended September 30, 2021 from $253,210 for the nine months ended September 30, 2020. The increase was primarily the result of an increase in costs for raising capital.

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

We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities; however, there is no assurance that we will be successful at raising additional capital in the future. If our plans are not achieved and/or if significant unanticipated events occur, we may have to further modify our business plan, which may require us to raise additional capital. As of September 30, 2021 and December 31, 2020, our principal source of liquidity was our cash, which totaled $28,905,993 and $28,660,375, respectively, and additional loans and accrued unreimbursed expenses from related parties. Historically, our principal sources of cash have included proceeds from the sale of common stock and preferred stock and related party loans. Our principal uses of cash have included cash used in operations. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development, including our clinical trials, and general working capital requirements.

Cash Flow Activities for the Nine Months Ended September 30, 2021 and 2020

We incurred net losses of $2,209,871 and $711,936 during the nine month periods ended September 30, 2021 and 2020, respectively. The increase was primarily the result of an increase in compensation, manufacturing and clinical trial expenses, and costs for raising capital.

Operating Activities

Net cash used in operating activities was $2,027,228 for the nine months ended September 30, 2021 and $0 for the nine months ended September 30, 2020.

Investing Activities

We did not use or generate cash from investing activities during the nine months ended September 30, 2021 and September 30, 2020.

Financing Activities

We used and generated cash netting a total of $2,272,846 from financing activities during the nine months ended September 30, 2021 and $6,207,502 from financing activities during the nine months ended September 30, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal accounting and financial officer has concluded that as of September 30, 2021, our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Under the direction of our principal executive officer and principal financial and accounting officer, we are developing a plan to remediate the material weaknesses.

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

GREENWICH LIFESCIENCES, INC.

November 15, 2021	By:	/s/ Snehal Patel
Snehal Patel
Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

