Form 10-K
period 2021-12-31
Greenwich LifeSciences, Inc.
filed 2022-03-21
CIK 1799788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on a closing sale price of $44.94 per share, which was the last sale price of the common stock as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $171,492,883.

As of March 21, 2022, 12,951,453 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

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

This Annual Report on Form 10-K may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies, clinical trials and publications are reliable, we have not independently verified market and industry data from third-party sources.

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

Risks Relating to Our Business

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

Our product development program may not uncover all possible adverse events that patients who take our product candidate may experience. The number of patients exposed to our product candidate and the average exposure time in the clinical development program may be inadequate to detect rare adverse events or chance findings that may only be detected once the product is administered to more patients and for greater periods of time.

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

PART I

ITEM 1. BUSINESS

BUSINESS

Overview

We are a clinical-stage biopharmaceutical company focused on the development of GP2, an immunotherapy to prevent breast cancer recurrences in patients who have previously undergone surgery. GP2 is a 9 amino acid transmembrane peptide of the HER2/neu protein, a cell surface receptor protein that is expressed in a variety of common cancers, including expression in 75% of breast cancers at low (1+), intermediate (2+), and high (3+ or over-expressor) levels. The combination of GP2 + GM-CSF is called GLSI-100. In a completed randomized, single-blinded, placebo-controlled, multi-center Phase IIb clinical trial led by MD Anderson Cancer Center, no recurrences were observed in patients treated with GLSI-100 in the HER2/neu 3+ adjuvant setting after median 5 years of follow-up, if the patients were treated, followed, and remained disease free over the first 6 months, which is the time required to reach peak immunity and thus maximum efficacy and protection (p = 0.0338). For the 146 patients who have been treated with GLSI-100 to date over 4 clinical trials, treatment was well tolerated and no serious adverse events were observed related to the immunotherapy. We are planning to commence Flamingo-01, a Phase III clinical trial with Baylor College of Medicine as the global primary investigator site. Flamingo-01 is designed to evaluate the safety and efficacy of GLSI-100 in HER2/neu positive patients with residual disease or high-risk pathologic complete response at surgery and who have completed both neoadjuvant and postoperative adjuvant trastuzumab based treatment. The Phase III clinical trial protocol including the patient population, trial size, statistical analysis plan, interim analysis, adaptive features, and manufacturing information are still under discussion with the FDA and therefore subject to change. We are also currently completing the last steps to manufacture GP2 clinical drug product and to open clinical sites.

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

GM-CSF Immunoadjuvant

Recombinant human granulocyte macrophage colony-stimulating factor or GM-CSF (sargramostim, Leukine®) has been shown to enhance monocyte and neutrophil cytotoxicity against melanoma tumor cells and to enhance activity-dependent cellular cytotoxicity of monocytes and neutrophils against targets coated with the anti-ganglioside antibodies. GP2 will be delivered in combination with GM-CSF to induce GP2 peptide specific immunity. GP2 treatment is administered via an intradermal injection by mixing GP2 peptide and GM-CSF at the time of administration.

GM-CSF is available in lyophilized form exclusively from one manufacturer. We will continue to be dependent on the manufacturer for our supply of GM-CSF in our ongoing GP2 clinical trials and upon potential commercialization of GP2. Although GM-CSF is only approved for sale in the U.S. by the FDA and is available in other countries on a named patient basis through a specialized company that focuses on making products approved in the U.S. available globally, GM-CSF may be registered for sale in other countries by the manufacturer in the future.

Cancer Immunotherapy

Cancer immunotherapy is a new method of cancer treatment among more established treatment options such as surgery, chemotherapy, targeted therapy, and radiation therapy. This method seeks to stimulate an individual’s immune system to selectively attack cancer cells while not affecting normal cells or to deliver certain immune system components in order to inhibit the spread of cancer. Thus, cancer immunotherapy is an important and rapidly emerging field, which has led to new clinical research studies and garnered the attention of biotechnology and pharmaceutical companies, regulatory agencies, payors and hospital systems, cancer patients and their families, and the general public at large.

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

The adverse events observed to date have been well-tolerated with no SAEs reported in the Phase IIb clinical trial considered related to GLSI-100 treatment. Therefore, we believe that GLSI-100 is well-positioned to serve this population at this stage of treatment. We believe that clinicians and patients are seeking a de-escalation and a return to normal life free of toxic treatments, especially if the chance of recurrence is reduced substantially. Based on the results of our clinical studies to date, we believe that GLSI-100 may significantly reduce the incidence of recurrence/metastatic disease and need for additional therapy. Lastly, we believe that GP2 may be the treatment that will synergistically overlap with or follow trastuzumab based treatments, such as Herceptin, Kadcyla, Enhertu or any of the other Herceptin derivatives or antibody drug conjugates being developed.

GP2 Clinical Data & Planned Phase III Trial

In the Phase IIb and 3 Phase I clinical trials where 146 patients received GP2 immunotherapy, there were no serious adverse events observed related to the immunotherapy or any other GP2 combination treatments.

Clinical Trial Description		Status
GP2 Phase III Clinical Trial – Flamingo-01		Planned
●	A Randomized, Multicenter, Placebo-controlled, Phase 3 Study to Evaluate the Efficacy and Safety of HER2/neu Peptide GLSI-100 (GP2 + GM-CSF) in HER2/neu Positive Subjects with Residual Disease or High-Risk PCR after both Neoadjuvant and Postoperative Trastuzumab-based Therapy

GP2 Phase IIb Clinical Trial		Trial Completed
●	Prospective, Randomized, Single-Blinded, Multi-Center Phase II Trial of the HER2/neu Peptide GP2 + GM-CSF Vaccine versus GM-CSF Alone in HLA-A*02+ Node-Positive and High-Risk Node-Negative Breast Cancer Patients to Prevent Recurrence

●	89 patients treated with GP2 + GM-CSF, 91 placebo patients treated with GM-CSF

GP2 Phase I Clinical Trial — Combination with AE37		Trial Completed
●	Phase I Safety Trial of the GP2 + GM-CSF Vaccine in Combination with the Helper Peptide AE37 + GM-CSF Vaccine

●	22 patients treated with GP2 + AE37 + GM-CSF

GP2 Phase I Clinical Trial — Combination with Trastuzumab		Trial Completed
●	Phase Ib Trial of Combination Immunotherapy with HER2/neu Peptide GP2 + GM-CSF Vaccine and Trastuzumab in Breast Cancer Patients

●	17 patients treated with GP2 + GM-CSF + trastuzumab

First GP2 Phase I Clinical Trial		Trial Completed
●	Phase Ib Trial of HER2/neu Peptide (GP2) Vaccine in Breast Cancer Patients

●	18 patients treated with GP2 + GM-CSF

Phase I Clinical Trials

First GP2 Phase I Clinical Trial

As shown in the table above, the first GP2 Phase I clinical trial was conducted at Walter Reed Army Medical Center. The clinical trial was conducted in patients over the age of 18 years with a diagnosis of HER2/neu 1-3+, node negative breast cancer who had undergone primary surgical and medical therapies and who were without evidence of disease at the time of enrollment into the clinical trial. Patients were HLA typed and HLA-A*02 patients were skin tested for recall antigens. HLA-A*02 patients found to be immunologically intact received the vaccine. There were no grade 3-5 toxicities observed among the 18 patients that received a total of 108 doses of GP2 + GM-CSF. Among all patients who participated in the clinical trial, the maximum observed local toxicity that occurred was grade 1 in 38.9% and grade 2 in 61.1% of the patients. The maximum systemic toxicity observed during the clinical trial was grade 0 in 5.6%, grade 1 in 61.1%, and grade 2 in 33.3% of the patients. The most common local reactions included erythema and induration (100% of patients), pruritis (25%), and inflammation (23%). The most common systemic reactions were grade 1 fatigue (40%) and grade 1 arthralgia/myalgia (15%). There were no recurrences and no deaths reported among the patients who participated in the clinical trial. Additional data analysis reported by the investigators included topics such as pre-existing immunity, effects of dosing, and epitope spreading.

GP2 Phase I Clinical Trial — Combination with Trastuzumab

Preclinical research previously demonstrated that a synergy may exist between trastuzumab and GP2 peptide-stimulated CTLs ex vivo. Pretreatment of breast cancer cells with trastuzumab followed by incubation with GP2 peptide-induced CTLs resulted in enhanced cytotoxicity in 3 tumor cell lines compared to treatment with trastuzumab or GP2-specific CTLs alone. These results suggest that concurrent GP2 vaccination during trastuzumab therapy may be a possible combination immunotherapy.

As shown in the table above, a Phase I trial evaluating the combination therapy of GP2 + GM-CSF administered simultaneously with trastuzumab was conducted. The combination therapy was found to be well tolerated when given concurrently in 17 clinically disease-free, HER2/neu over-expressing breast cancer patients.

GP2 Phase I Clinical Trial — Combination with AE37

As shown in the table above, a Phase I trial evaluating the combination therapy of GP2 + GM-CSF administered simultaneously with HER2/neu peptide AE37 in 22 clinically disease-free, HER2/neu breast cancer and ovarian cancer patients was conducted. While 28 patients enrolled, 22 were treated and 14 patients completed the 6 vaccination series. Final results of this Phase I trial suggest that the combination of GP2 and AE37 peptides is well tolerated at each of the tested dosing levels. Additionally, we believe that the combination is capable of stimulating strong peptide-specific in vivo immune responses.

During the primary vaccination series, an AE37/GP2+GM-CSF dual peptide vaccine resulted in robust T-cell proliferation. However, significant immune responses became more variable at 6 and 12 months post vaccination suggesting the need for boosters in some individuals.

Phase II Clinical Trial

GP2 Phase IIb Clinical Trial Overview

In a prospective, randomized, single-blinded, placebo-controlled, multi-center (16 sites led by MD Anderson Cancer Center) Phase IIb clinical trial of HLA-A*02 breast cancer patients, GLSI-100 treatment resulted in no recurrences in 46 HER2/neu 3+ over-expressor patients versus 50 placebo patients who were treated with GM-CSF. After 5 years of follow-up, there were 0% cancer recurrences in the HER2/neu 3+ patients treated with GLSI-100 versus an 11% cancer recurrence rate in the placebo arm treated with GM-CSF (p = 0.0338) in the population that was treated, followed, and remained disease free over the first 6 months, which we believe is the time required to reach peak immunity and thus maximum efficacy and protection. Based on this data, we believe that treatment with GLSI-100 starting approximately in the second year following surgery may dramatically lower breast cancer recurrences in this patient population.

The design of the Phase IIb trial was as follows:

●	Prospective, randomized, single-blinded, placebo-controlled phase IIb clinical trial of GP2 + GM-CSF or GM-CSF alone in HER2/neu 1-3+, HLA-A*02 patients.

●	High-risk breast cancer patients (Node Positive, High Risk Node Negative) who were disease-free and immunocompetent after having completed standard of care therapy.

●	The primary endpoint was to determine if GP2 + GM-CSF reduces breast cancer recurrence rates versus GM-CSF alone. A recurrence is defined as either a pathologically confirmed recurrence or a new radiographic finding of recurrence during standard of care follow-up.

The Phase IIb clinical trial closed in December 2018. The final median 5 year follow-up data is presented below. A total of 180 intent-to-treat patients enrolled in the clinical trial. HER2/neu status was determined based on the expression levels of the HER2/neu protein in each patient using standard of care HER2/neu diagnostic technology. The trial was prospectively designed to analyze these fully treated patients by 2 distinct patient populations, namely HER2/neu 3+ (positive or over expressors) and HER2/neu 1-2+ (low to intermediate expressors):

●	HER2/neu 3+ Positive Over Expressors: In the 96 HER2/neu 3+, HLA-A*02 patients, no recurrences were observed in the efficacy population (p = 0.0338). A patient was in the efficacy population if they were treated, followed, and remained disease free over the first 6 months, which is the time we believe is required to reach peak immunity and thus maximum efficacy and protection. This patient population was treated with GLSI-100 following the first year of trastuzumab treatment, which followed surgery.

●	HER2/neu 1-2+ Low to Intermediate Expressors: In the 72 HER2/neu 1-2+, HLA-A*02 patients, no reduction in recurrence rates were observed, but trastuzumab was not administered to these patients. Thus, we may pursue a future trial with GP2 in combination with trastzumab based therapy and other synergistic agents.

5 Year Data Set of GP2 Phase IIb Trial: HER2 3+ (Positive or Over Expressors) Patients Who are in the Efficacy Population

The figure below shows a time series of the GLSI-100 immunotherapy injections, adverse events (“AE”), immune response, and 100% disease-free survival (0% recurrence rate) in HER2 positive breast cancer patients over median 5 years. This time series highlights the effect of the 10 GLSI-100 immunotherapy injections over the first 2.5 years (as depicted by the 10 arrows on the x-axis). We observed a potent immune response which typically peaked at 6 months. The immune response also included injection site and systemic reactions that typically peaked at approximately 6 months. We believe that these AEs are a positive sign that the immune system responded to GLSI-100 immunotherapy and contributed to the decline in metastatic breast cancer recurrence. The observed AEs associated with GLSI-100 injections were temporary and declined after GLSI-100 injections ended.

Safety & Immune Response Data of GP2 Phase II Trial

In both the HER2/neu 3+ and the HER2/neu 1-2+ patient populations, GP2 was shown to be well tolerated. The observed AEs primarily consisted of injection site reactions which could be mitigated by reducing the GM-CSF dose (and then the GP2 dose, if necessary). No SAEs reported in the GP2 treated patients were considered attributable to GLSI-100.

GLSI-100 immunotherapy demonstrated GP2-specific immune responses. We believe that this data and the absence of observed metastatic breast cancer recurrence in the HER2/neu 3+ population in the Phase IIb clinical trial support GP2’s mechanism of action. Statistically significant peak immunity was typically observed after 6 months of GLSI-100 treatment, as measured in both the Dimer Binding Assay and the Delayed Type Hypersensitivity (DTH) skin test. The HER2/neu 3+ population’s immune response was similar to the HER2/neu 1-2+ population’s immune response, suggesting the potential to treat the HER2/neu 1-2+ population (including triple negative breast cancer) with GP2 immunotherapy in combination with trastuzumab (Herceptin) based products and other synergistic clinically active agents. The broad based immune response suggests the potential for GP2 to treat other HER2/neu 1-3+ expressing cancers. Further, booster injections given every 6 months after the PIS were observed to elicit a prolonged immune response, which may provide longer term protection.

Planned Phase III Trial, Flamingo-01

We are planning to commence a Phase III clinical trial with an interim analysis and are currently completing the last steps to manufacture GP2 clinical drug product and to open clinical trial sites, using a similar treatment regime as the Phase IIb clinical trial. The Phase III clinical trial protocol including the patient population, trial size, statistical analysis plan, interim analysis, adaptive features, and manufacturing information are still under discussion with the FDA and therefore subject to change.

The primary objective of Flamingo-01 is to assess the safety and efficacy of GLSI-100 compared to placebo in HLA-A*02 positive and HER2/neu positive breast cancer patients who have a high risk of disease recurrence (stage I, II, or III at presentation with residual disease at surgery or stage III at presentation with pathologic complete response (“pCR”) at surgery) and have completed both neoadjuvant and postoperative adjuvant trastuzumab-based standard of care therapy.

An overview of the anticipated Phase III clinical trial design is shown below:

U.S. Breast Cancer Market

We believe that the market for GP2 is large. The American Cancer Society estimates that approximately 1 in 8 U.S. women (12.8%) will develop invasive breast cancer over her lifetime, with approximately 282,000 new breast cancer patients per year and 3.8 million current breast cancer survivors in the U.S. in 2021. An estimated 43,600 female breast cancer deaths will occur in the U.S. in 2021. HER2/neu 3+ breast cancer patients comprise approximately 25% of all breast cancer patients. Approximately 40% to 50% of the U.S. population contains the HLA-A*02 allele, while node positive and high risk node negative patients comprise approximately 50% of the market. Therefore, we believe that the U.S. market for the first indication for GP2, if approved, could be the combination of the three populations above which together comprises approximately 6% of breast cancer patients who undergo surgery.

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

Companies developing novel products with similar indications to those we are pursuing are expected to influence our ability to penetrate and maintain market share, if GLSI-100 is approved. For patients with early stage breast cancer, adjuvant or neoadjuvant therapy is often given to prevent recurrence and increase the chance of long-term disease free survival. Adjuvant or neoadjuvant therapy for breast cancer can include chemotherapy, hormonal therapy, radiation therapy, or combinations thereof. In addition, the HER2 targeted drug Herceptin (trastuzumab or biosimilar) alone or in combination with Perjeta (pertuzumab), both manufactured and marketed by Roche/Genentech, may currently only be given to patients with tumors with high expression of HER2/neu. Following adjuvant treatment in the first year following surgery, only Nerlynx is approved for extended andjuvant treatment and would potentially compete with GLSI-100 if not used synergistically.

There are a number of approved HER2/neu targeted therapies, some of which include the following: Genentech’s Herceptin, Perjeta (pertuzumab) and Kadcyla (TDM-1, ado-trastuzumab emtansine); Puma’s Nerlynx (neratinib); Daichi Sanko’s Enhertu (DS-8201, fam-trastuzumab deruxtecan-nxki), and Seattle Genetics’ Tukysa (tucatanib). In addition, the following biosimilars to trastuzumab have been approved: Biocon/Mylan’s (Ogivri — trastuzumab-dkst; Celltrion/Teva’s (Herzuma — trastuzumab-pkrb); Samsung/Biogen/Merck’s (Ontruzant — trastuzumab-dttb); Pfizer’s (Trazimera — trastuzumab-qyyp); and Allergan/Amgen’s (Kanjinti; trastuzumab-anns). Furthermore, the following immune checkpoint inhibitors have also been approved or are under review by the FDA to treat breast cancer patients: Merck’s Keytruda (pembrolizumab) and Genentech’s Tecentriq (atezolumab). Moreover we believe that drug candidates from Sellas (formerly Galena), Marker (formerly TapImmune), Epithany, Antigen Express (Generex subsidiary), and various companies pursuing neoantigen technologies are in clinical development and are being pursued for different sub-populations or are behind GP2 in clinic development.

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

These competitors also compete with us in the recruiting and retaining of qualified scientific and management personnel, the ability to work with specific clinical contract organizations due to conflict of interest, and the conduct of trials in the ability to recruit clinical trial sites and patients for our clinical trials.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of our product candidate nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredients (“APIs”), and finished product candidate for our clinical trials and potential commercial supply.

Exclusive License

The Henry M. Jackson Foundation out-licenses technology of the U.S. military and it conducts research and manages clinical trials. HJF managed the GP2 Phase IIb clinical which was led by MD Anderson Cancer Center, oversaw all regulatory filings with the FDA for all 4 GP2 clinical trials (including the 3 Phase I and the Phase IIb clinical trials), and possesses all patient and manufacturing data from such trials.

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

Corporate Strategy

We do not have a sales, marketing, or product distribution strategy for our GP2 immunotherapy or any future product candidates because GP2 is still in clinical development. Our future commercial strategy, if our GP2 immunotherapy or any future product candidates are approved, may include the use of strategic partners, distributors, a contract sales force, or the establishment of our own commercial and specialty sales force for the U.S. market, as well as similar strategies for regions and territories outside the U.S. We plan to further evaluate these options as we approach submission of a new drug application or biologics license application for one of our product candidates for one or more indications.

The GP2 issued patents provide protection ranging from 2026 through 2032 in various markets, and we plan to register GP2 as a biologic, which may be subject to 12 years market exclusivity in the U.S. upon receiving marketing approval. During this period of exclusivity, we intend to advance GP2 into a Phase III clinical trial in the U.S. and pursue a European and global clinical trial strategy to support GP2 registration outside of the U.S. We are considering various options to fund the Phase III clinical trial including financing and/or strategic transactions. Our strategy during such time also includes building a commercialization team, pursuing additional funding, and pursuing strategic collaborations to support the future global marketing and sales of GP2, if approved. A long term global and regional licensing process has been initiated and will continue as the Phase III trial commences.

Pipeline Strategy — Including GP2 In Other HER2/neu-Expressing Cancers

We are developing follow-on indications for GP2 by designing and planning additional clinical trials to expand the breast cancer patient population and to pursue additional HER2/neu-expressing cancers. Pending the receipt of sufficient capital, we may conduct additional clinical trials designed to evaluate the safety and efficacy of GLSI-100 in (1) patients immediately upon diagnosis in parallel to neoadjuvant treatment and surgery to provide maximum protection against breast cancer recurrence as soon as possible, (2) other HLA patients in the same HER2/neu 3+ breast cancer patient population, (3) breast cancer patients who are low to intermediate expressors of HER2/neu (1-2+) or (4) other HER2/neu-expressing cancers including, but not limited to, ovarian, gastrointestinal, and colon cancers.

Government Regulations

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of biologics such as those we are developing. Along with third-party contractors, we will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct clinical trials or seek approval or licensure of our current product candidate or any future product candidates. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label.

The process required by the FDA before biologic product candidates may be marketed in the U.S. generally involves the following:

●	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices, or GLP, regulations;

●	submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;

●	approval by an independent IRB or ethics committee at each clinical site before the trial is begun;

●	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of product;

●	manufacture of product with adequate controls so that the product has the purity and potency of the proposed biologic product candidate for its intended purpose;

●	preparation of and submission to the FDA of a BLA, after completion of all pivotal clinical trials;

●	satisfactory completion of an FDA Advisory Committee review, if applicable;

●	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigations to assess compliance with GCP; and

●	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the U.S., which must be updated annually when significant changes are made.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our current product candidate or any future product candidates will be granted on a timely basis, if at all. Prior to beginning the first clinical trial with a product candidate, a sponsor must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human patients under the supervision of qualified investigators in accordance with GCP, which include the requirement that all research patients provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the clinical trial until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some clinical trials also include oversight by a Data and Safety Monitoring Board, or DSMB, organized by the clinical trial sponsor, which provides authorization for whether or not a clinical trial may move forward at designated check points based on access to certain data from the clinical trial and may halt the clinical trial if it determines that there is an unacceptable safety risk for patients or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

●	Phase 1 — The investigational product is initially introduced into healthy human patients or patients with the target disease or condition. These clinical trials are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

●	Phase 2 — The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

●	Phase 3 — The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

●	Phase 4 — In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 clinical trials may be made a condition to approval of the BLA.

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

BLA Submission and Review by the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including clinical trials initiated by investigators. The submission of a BLA requires payment of a substantial user fee to FDA, and the sponsor of an approved BLA is also subject to annual product and establishment user fees. These fees are typically increased annually. A waiver of user fees may be obtained under certain limited circumstances.

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

If regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing clinical trials. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our product under development.

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

Under the Accelerated Approval program, the FDA may approve a BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing clinical trials or completion of ongoing clinical trials after marketing approval are generally required to verify the biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit.

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

Coverage and Reimbursement

Sales of pharmaceutical products depend significantly on the availability of third-party coverage and reimbursement. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. Although we currently believe that third-party payors will provide coverage and reimbursement for our product candidate, if approved, these third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive clinical trials to demonstrate the comparative cost-effectiveness of our product candidate. Seeking coverage and reimbursement from third-party payors can be time consuming and expensive. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Reimbursement may not be available or sufficient to allow us to sell our product on a competitive and profitable basis.

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

Human Capital Management

As of March 21, 2022 we had 3 full-time employee and 3 part-time employees. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees. We do not have any employees that are represented by a labor union or covered under a collective bargaining agreement.  Our future success depends on our ability to attract, develop and retain key personnel, maintain our culture, and ensure diversity and inclusion in our board, management and broader workforce. Our human resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees.

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

We are a clinical stage biopharmaceutical company focused on the development of our novel cancer immunotherapy GP2, for breast cancer and potentially for a broad range of other HER2/neu-expressing cancers. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from collaboration and licensing agreements or product sales to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses since our inception. For the years ended December 31, 2021 and 2020, we reported a net loss of $4.6 million and $1.9 million, respectively. As of December 31, 2021, we had an accumulated deficit of $33.6 million.

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

We expect our existing cash as of December 31, 2021 will enable us to fund our operating expenses through and capital expenditure requirements for at least twelve months from the date of this Annual Report on Form 10-K; however, our existing cash will not be sufficient to complete development and obtain regulatory approval for our product candidate, and we will need to raise significant additional capital to help us do so. In addition, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned.

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

As of December 31, 2021, we had federal net operating loss, or NOLs, carryforwards of approximately $8.8 million. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax laws, and will begin to expire, if not utilized, beginning in 2027. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, federal NOLs incurred in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act, or whether any further regulatory changes may be adopted in the future that could minimize its applicability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and certain corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in the ownership of its equity over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited.

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

Many factors may affect our ability to identify, enroll and maintain qualified patients, including the following:

●	eligibility criteria of our ongoing and planned clinical trials with specific characteristics appropriate for inclusion in our clinical trials;

●	design of the clinical trial;

●	size and nature of the patient population;

●	patients’ perceptions as to risks and benefits of the product candidate under study and the participation in a clinical trial generally in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;

●	the availability and efficacy of competing therapies and clinical trials;

●	pendency of other trials underway in the same patient population;

●	ability of clinical sites to staff sufficiently for the start-up and conduct of our clinical trial;

●	willingness of physicians to participate in our planned clinical trials;

●	severity of the disease under investigation;

●	proximity of patients to clinical sites;

●	patients who do not complete the trials for personal reasons; and

●	issues with CROs and/or with other vendors that handle our clinical trials.

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

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, including the risk of a clinical trial being placed on clinical hold.

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

We may experience delays in our ongoing or future clinical trials, and we do not know whether planned clinical trials will begin or enroll patients on time, will need to be redesigned or will be completed on schedule, if at all. There can be no assurance that the FDA will not put clinical trials of our product candidate on clinical hold in the future. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

●	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a clinical trial design and protocols that we are able to execute;

●	delay or failure in reaching agreement with the FDA, including with respect to our ongoing discussions regarding our planned Phase III clinical trial, or a comparable foreign regulatory authority on (i) interim analysis and statistical design, (ii) a drug candidate manufacturing plan for clinical trials or commercial use, (iii) protocol amendments, (iv) adaptive modifications to clinical trial design upfront or after additional trial data is analyzed, (v) choice of hazard ratio, (vi) use of alpha spend (alpha-spending makes it possible to perform sequential testing while maintaining the overall error probability of the statistical analysis of clinical trial endpoints), (vii) statistical power assumptions, (viii) disease free survival assumptions for treated versus placebo arms of a clinical trial, (ix) number of patients or sizing of a clinical trial, including inclusion of patients from outside of the US who may be treated with different standard of care than in the US, (x) duration of treatment and follow-up required to demonstrate safety and efficacy of our product candidate, (xi) use of intent to treat or other patient populations as a basis for primary and secondary endpoints, (xii) determinants of clinical meaningfulness and relevance, (xiii) subgroup analysis whether prospectively designed or not, and (xiv) and the impact on any of the above on the timing and financeability of clinical trials for our product candidate;

●	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;

●	delay or failure in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

●	delay or failure in obtaining IRB approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;

●	withdrawal of clinical trial sites from our clinical trials or the ineligibility of a site to participate in our clinical trials;

●	delay or failure in recruiting and enrolling suitable patients to participate in a clinical trial;

●	delay or failure in patients completing a clinical trial or returning for post-treatment follow-up;

●	clinical sites and investigators deviating from clinical trial protocol, failing to conduct the clinical trial in accordance with regulatory requirements, or dropping out of a clinical trial;

●	inability to identify and maintain a sufficient number of clinical trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication;

●	failure of our third-party clinical trial managers, CROs, clinical trial sites, contracted laboratories or other third-party vendors to satisfy their contractual duties, meet expected deadlines or return trustworthy data;

●	delay or failure in adding new clinical trial sites;

●	interim results or data that are ambiguous or negative or are inconsistent with earlier results or data;

●	alteration of clinical trial design necessitated by re-evaluation of design assumptions based upon observed data;

●	feedback from the FDA, the IRB or a comparable foreign regulatory authority, or results from earlier stage or concurrent preclinical studies and clinical trials, that might require modification to the protocol for a clinical trial;

●	a decision by the FDA, the IRB, a comparable foreign regulatory authority, or us to suspend or terminate clinical trials at any time for safety issues or for any other reason;

●	unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects;

●	failure to demonstrate a benefit from using a product candidate;

●	difficulties in manufacturing or obtaining from third parties sufficient quantities of a product candidate to start or to use in clinical trials;

●	lack of adequate funding to continue a clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical trials or increased expenses associated with the services of our CROs and other third parties; or

●	changes in governmental regulations or administrative actions or lack of adequate funding to continue a clinical trial.

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

We may conduct future clinical trials in countries outside of the U.S. Consequently, we may be subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

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

Undesirable side effects caused by our current or future product candidates, their delivery methods or dosage levels could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval or termination of clinical trials by the FDA or other comparable foreign regulatory authorities; or an IRB, that approves and, monitors biomedical research to protect the rights and welfare of human patients. As a result of safety or toxicity issues that we may experience in our clinical trials, or negative or inconclusive results from the clinical trials of others for drug candidates similar to our own, we may not receive approval to market our current product candidate or any product candidates we may pursue, which could prevent us from ever generating revenues or achieving profitability. Results of our trials could reveal an unacceptably high severity and incidence of side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our current or any future product candidates for any or all targeted indications. The drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may have a material adverse effect on our business, results of operations, financial condition, cash flows and future prospects.

Additionally, if our product candidate receives regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including that:

●	we may be forced to suspend marketing of such product;

●	regulatory authorities may withdraw their approvals of such product;

●	regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of such product;

●	we may be required to conduct post-marketing clinical trials;

●	we may be required to change the way the product is administered;

●	we could be sued and held liable for harm caused to patients; and

●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of our product candidate, if approved.

Our product development program may not uncover all possible adverse events that patients who take our product candidate may experience. The number of patients exposed to our product candidate and the average exposure time in the clinical development program may be inadequate to detect rare adverse events or chance findings that may only be detected once the product is administered to more patients and for greater periods of time.

Clinical trials by their nature utilize a sample of the potential patient population. However, with a limited number of patients and limited duration of exposure, we cannot be fully assured that rare and severe side effects of our product candidate will be uncovered. Such rare and severe side effects may only be uncovered with a significantly larger number of patients exposed to our product candidate. If such safety problems occur or are identified after our product candidate reaches the market, the FDA may require that we amend the labeling of the product or recall the product, or may even withdraw approval for the product.

Failure to successfully validate and develop a companion diagnostic for our product candidate could harm our drug development strategy and operational results.

FDA has informed us that we will need a companion diagnostic for HLA typing of patients. We do not have any third-party collaborators at this time with an approved companion diagnostic for HLA typing. Our product development program is dependent on the validation and development of an in vitro companion diagnostic by us or by third-party collaborators for HLA typing. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices. The approval of a companion diagnostic as part of the product labeling may limit the use of the product candidate to only those patients who express the specific genetic alteration it was developed to detect.

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. To date, the FDA has required premarket approval of all companion diagnostics for cancer therapies, either at the time of initial drug approval, or as a post-marketing commitment. We, and our third-party collaborators, may encounter difficulties in developing and obtaining approval for these companion diagnostics. Our third-party collaborators may de-prioritize, abandon or fail to execute against our development projects. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval of our related product candidates.

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

Even if a product candidate were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval clinical trial or risk management requirements. Also, any regulatory approval of our current product candidate or any future product candidates we may pursue, once obtained, may be withdrawn.

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

The FDA or a comparable foreign regulatory authority may require more information, including additional preclinical or clinical data to support approval or additional clinical trials, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. If we were to obtain approval, regulatory authorities may approve our current product candidate and any future product candidates we may pursue for fewer or more limited indications than we request (including failing to approve the most commercially promising indications), may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.

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

Even if our current candidate receives regulatory approval, it may still face future development and regulatory difficulties.

Even if we obtain regulatory approval for our product candidate, that approval would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance by us and/or our CMOs and CROs for any post-approval clinical trials that we may conduct. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of our product candidate, they may require labeling changes or establishment of a risk evaluation and mitigation strategy, impose significant restrictions on such product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval clinical trials or post-market surveillance.

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

The active pharmaceutical ingredient for our product candidate is currently sourced from Polypeptide Laboratories located in San Diego, California. We believe this single source is currently capable of supplying all anticipated needs of our proposed clinical trials, as well as initial commercial introduction. We will be developing a source or sources for drug product manufacturing. If we are able to commercialize our product in the future, there is no assurance that our manufacturers will be able to meet commercialized scale production requirements in a timely manner or in accordance with applicable standards or cGMP. Once the nature and scope of additional indications and their commensurate drug product demands are established, we will seek secondary suppliers of both the active pharmaceutical ingredient and drug product for our product candidate, but we cannot assure that such secondary suppliers will be found on terms acceptable to us, or at all.

We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidate.

We and our CMOs will need to conduct significant development work for our product candidate for each target indication for studies, clinical trials and commercial launch readiness. Developing commercially viable manufacturing processes is a difficult, expensive and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including cost overruns, potential problems with process scale-up, process reproducibility, stability issues, consistency and timely availability of reagents or raw materials. The manufacturing facilities in which our product candidate will be made could be adversely affected by earthquakes and other natural disasters, medical pandemics, equipment failures, labor shortages, power failures, and numerous other factors.

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

We plan to rely on CROs and other third-party vendors for all currently contemplated clinical trials. We rely on these parties for the execution of our preclinical studies and clinical trials, including the proper and timely conduct of our clinical trials, and we control only some aspects of their activities. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results or data in a timely manner or may fail to perform at all.

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

Our operations or those of the third parties upon whom we depend might be affected by the occurrence of a natural disaster, pandemic, war or other catastrophic event.

We depend on our employees, consultants, CMOs, CROs, as well as regulatory agencies and other parties, for the continued operation of our business. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attacks, pandemics, hurricanes, fires, floods and ice and snowstorms, could result in significant disruptions to our research and development, preclinical studies, clinical trials, and, ultimately, commercialization of our products. Long-term disruptions in the infrastructure caused by events, such as natural disasters, the outbreak of war (including expansion of the current armed conflict between Russia and Ukraine), the escalation of hostilities and acts of terrorism or other “acts of God,” particularly involving cities in which we have offices, manufacturing or clinical trial sites, could adversely affect our businesses. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not include or be adequate to compensate us for all losses that may occur. Any natural disaster or catastrophic event affecting us, our CMOs, our CROs, regulatory agencies or other parties with which we are engaged could have a material adverse effect on our operations and financial performance.

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

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidate, which could make it difficult for us to sell our product candidates, if licensed, profitably.

Successful commercialization of our product candidate will depend in part on the extent to which reimbursement for those drug products will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drug products they will pay for and establish reimbursement levels. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford a drug product. Sales of drug products depend substantially, both domestically and abroad, on the extent to which the costs of drugs products are paid for by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. Any product candidate for which we seek regulatory approval and reimbursement will need to meet or surpass our target product profile to be deemed a viable alternative to currently approved therapies.

Third-party payors decide which drugs and treatments they will cover and the amount of reimbursement. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan;

●	safe, effective and medically necessary;

●	appropriate for the specific patient;

●	cost-effective; and

●	neither experimental nor investigational.

Obtaining coverage and reimbursement of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide the payor with supporting scientific, clinical and cost-effectiveness data for the use of our products, if licensed. In the U.S., the principal decisions about reimbursement for new drug products are typically made by the Centers for Medicare and Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new drug product will be covered and reimbursed under Medicare, and private payors tend to follow CMS to a substantial degree. However, no uniform policy of coverage and reimbursement for drug products exists among third-party payors and coverage and reimbursement levels for drug products can differ significantly from payor to payor. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Even if we obtain coverage for a given product, if the resulting reimbursement rates are insufficient, hospitals may not approve our product for use in their facility or third-party payors may require co-payments that patients find unacceptably high. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. Separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used. Further, from time to time, CMS revises the reimbursement systems used to reimburse health care providers, including the Medicare Physician Fee Schedule and Outpatient Prospective Payment System, which may result in reduced Medicare payments. In some cases, private third-party payors rely on all or portions of Medicare payment systems to determine payment rates. Changes to government healthcare programs that reduce payments under these programs may negatively impact payments from private third-party payors, and reduce the willingness of physicians to use our product candidates.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if government and other third-party payors fail to provide coverage and adequate reimbursement. We expect downward pressure on pharmaceutical pricing to continue. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

We expect the product candidates we develop will be regulated as biological products, or biologics, and therefore they may be subject to competition.

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, was enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to a licensed biologic. Under the BPCIA, an application for a biosimilar product cannot be licensed by the FDA until 12 years after the reference product was licensed under a BLA. The law is complex and is still being interpreted and implemented by the FDA.

We believe that any of the product candidates we develop that is licensed in the U.S. as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once licensed, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

We face an inherent risk of product liability exposure related to the testing of our current product candidate or future product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. Product liability claims may be brought against us by patients enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our product. If we cannot successfully defend ourselves against claims that our product candidate or product caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates or products that we may develop;

●	termination of clinical trial sites or entire clinical trial programs;

●	injury to our reputation and significant negative media attention;

●	withdrawal of clinical trial participants;

●	significant costs to defend the related litigation;

●	substantial monetary awards to clinical trial patients;

●	loss of revenue;

●	diversion of management and scientific resources from our business operations; and

●	the inability to commercialize any products that we may develop.

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

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain products outside of the U.S. and require us to develop and implement costly compliance programs.

If we expand our operations outside of the U.S., we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

Various laws, regulations and Executive Orders also restrict the use and dissemination outside of the U.S., or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the U.S., it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, marketing or selling certain products and product candidates outside of the U.S., which could limit our growth potential and increase our development costs.

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

As a result of the continuing spread of the coronavirus, our business operations could be delayed or interrupted. For instance, our clinical trials may be affected by the pandemic. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, clinical trial monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. If the coronavirus continues to spread, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to clinical trial sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. Further, if the spread of the coronavirus pandemic continues and our operations are adversely impacted, we risk a delay, default and/or nonperformance under existing agreements which may increase our costs. These cost increases may not be fully recoverable or adequately covered by insurance.

Infections and deaths related to the pandemic may disrupt the healthcare and healthcare regulatory systems in the U.S.. Such disruptions could divert healthcare resources away from, or materially delay FDA review and/or approval with respect to, our clinical trials. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

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

Data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.

We are subject to stringent privacy and data protection requirements and these requirements may become more complex as we grow our business and begin to operate in other jurisdictions. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data, including health-related information, regarding individuals in the European Economic Area, or EEA, is governed by the European General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. The GDPR applies to any business, regardless of its location, that provides goods or services to residents in the EU or monitors the behavior of individuals within the European Union. The GDPR is wide ranging in scope and imposes stringent operational requirements for processors and controllers of personal data, including, for example, special protections for “sensitive information” which includes health and genetic information, expanded disclosures to individuals about how their personal data is to be used, limitations on retention of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data, implementing safeguards to protect the security and confidentiality of personal data, mandatory data breach notification requirements and higher standards for controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the U.S. and other jurisdictions that have not been deemed to offer “adequate” privacy protections.

In addition to the requirement of the GDPR, European Union Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between Member States, limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition. Should we commence clinical trial activity within the member states of the European Union, such activity will be regulated by the GDPR as well as applicable member state laws. In addition, we are subject to evolving and strict rules on the transfer of personal data out of the European Union to the U.S.. For example, evolution of laws governing the cross-border transfer of data, such as the invalidation of the EU–U.S. Privacy Shield, creates additional uncertainty around the legality and mechanics of such transfers. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any future European activities. We could be adversely affected if we fail to comply fully with all of these requirements. Failure to comply with European Union data protection laws may result in fines (for example, of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) under the GDPR) and other administrative penalties, which may be onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, further to the United Kingdom’s (UK) exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the ‘UK GDPR’). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of EU personal information and our privacy and data security compliance programs. It is possible that over time the UK Data Protection Act could become less aligned with the EU General Data Protection Regulation, or GDPR, which could require us to implement different compliance measures for the UK and the European Union and result in potentially enhanced compliance obligations for EU personal data.

In the U.S., there has been a flurry of activity at the state level. In California, the California Consumer Privacy Act, or CCPA, was enacted in June 2018, became effective on January 1, 2020, and became subject to enforcement by the California Attorney General’s office on July 1, 2020. The CCPA broadly defines personal information, and creates new individual privacy rights and protections for California consumers (as defined in the law), places increased privacy and security obligations on entities handling personal data of consumers or households, and provides for civil penalties for violations and a private right of action for data breaches. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, the CCPA may impact our business activities if we become a “Business” regulated by the scope of the CCPA.

In addition to the CCPA, new privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S., which trend may accelerate depending on the new U.S. presidential administration. The effects of the CCPA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.

Further, various jurisdictions around the world continue to propose new laws that regulate the privacy and/or security of certain types of personal data. Complying with these laws, if enacted, would require significant resources and leave us vulnerable to possible fines and penalties if we are unable to comply. The regulatory framework governing the collection, processing, storage, use and sharing of certain information is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against

Significant disruptions of information technology systems, computer system failures or breaches of information security could adversely affect our business.

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

As of March 21, 2022, we had 3 full-time employee and 3 part-time employees. We will need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidate. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources may increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

As of March 21, 2022, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 70% of our outstanding shares of common stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. However, our Amended and Restated Bylaws contain a federal forum provision which provides that unless we consent in writing to the selection of an alternative forum, the U.S. federal district courts will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock are deemed to have notice of and consented to this provision.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We sublease a facility to support our clinical trial operations and research and development.

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

Number of Stockholders

As of March 21, 2022, we had approximately 15 stockholders of record of our common stock.

Dividend Policy

Historically, we have not paid any dividends to the holders of shares of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

ITEM 6. [Reserved.]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a clinical-stage biopharmaceutical company focused on the development of GP2, an immunotherapy to prevent breast cancer recurrences in patients who have previously undergone surgery. GP2 is a 9 amino acid transmembrane peptide of the HER2/neu protein, a cell surface receptor protein that is expressed in a variety of common cancers, including expression in 75% of breast cancers at low (1+), intermediate (2+), and high (3+ or over-expressor) levels. The combination of GP2 + GM-CSF is called GLSI-100. In a completed randomized, single-blinded, placebo-controlled, multi-center Phase IIb clinical trial led by MD Anderson Cancer Center, no recurrences were observed in patients treated with GLSI-100 in the HER2/neu 3+ adjuvant setting after median 5 years of follow-up, if the patients were treated, followed, and remained disease free over the first 6 months, which is the time required to reach peak immunity and thus maximum efficacy and protection (p = 0.0338). For the 146 patients who have been treated with GLSI-100 to date over 4 clinical trials, treatment was well tolerated and no serious adverse events were observed related to the immunotherapy. We are planning to commence Flamingo-01, a Phase III clinical trial with Baylor College of Medicine as the global primary investigator site. Flamingo-01 is designed to evaluate the safety and efficacy of GLSI-100 in HER2/neu positive patients with residual disease or high-risk pathologic complete response at surgery and who have completed both neoadjuvant and postoperative adjuvant trastuzumab based treatment. The Phase III clinical trial protocol including the patient population, trial size, statistical analysis plan, interim analysis, adaptive features, and manufacturing information are still under discussion with the FDA and therefore subject to change. We are also currently completing the last steps to manufacture GP2 clinical drug product and to open clinical sites.

To date, we have not generated any revenue and we have incurred net losses. Our net losses were approximately $4.6 million and $1.9 million for the years ended December 31, 2021 and 2020, respectively.

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

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the U.S. (“GAAP”) and pursuant to the rules and regulations of the SEC.

Results of Operations For the Years Ended December 31, 2021 and 2020

Research and Development Expenses

Research and development expenses increased by $2,501,909, or 237%, to $3,559,515 for the year ended December 31, 2021 from $1,057,606 for the year ended December 31, 2020. The increase was primarily the result of preparation of manufacturing and clinical activities for the planned Phase III clinical trial.

General and Administrative Expenses

General and administrative expenses increased by $232,240, or 29% to $1,038,428 for the year ended December 31, 2021 from $806,188 for the year ended December 31, 2020. The increase was primarily due to increase in finance and corporate activities.

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

We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities; however, there is no assurance that we will be successful at raising additional capital in the future. If our plans are not achieved and/or if significant unanticipated events occur, we may have to further modify our business plan, which may require us to raise additional capital. As of December 31, 2021 and December 31, 2020, our principal source of liquidity was our cash, which totaled $27,204,269 and $28,660,375, respectively, and additional loans and accrued unreimbursed expenses from related parties. Historically, our principal sources of cash have included proceeds from the sale of common stock and preferred stock and related party loans. Our principal uses of cash have included cash used in operations. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development, including our clinical trials, and general working capital requirements.

Cash Flow Activities for the Years Ended December 31, 2021 and 2020

We incurred net losses of $4,570,576 and $1,862,962 during the years ended December 31, 2021 and 2020, respectively, and the increase was primarily due to an increase in compensation expense, license expenses, clinical trial expenses, and the GMP manufacturing of GP2. Cash was $28,660,375 at December 31, 2020 and $27,204,269 at December 31, 2021 and decreased due to the following reasons:

Operating Activities

Net cash used in operating activities was $4,291,548 for the year ended December 31, 2021 and $1,152,962 for the year ended December 31, 2020. The increase was primarily due to an increase in compensation expense, license expenses, clinical trial expenses, and the GMP manufacturing of GP2.

Investing Activities

We did not use or generate cash from investing activities during the year ended December 31, 2021 and December 31, 2020.

Financing Activities

Net cash provided by financing activities was $2,835,442 during the year ended December 31, 2021, attributable to the exercise of the underwriter’s over-allotment option from our follow-on offering and the partial exercise of underwriter warrants. Net cash provided by financing activities was $29,806,502 during the year ended December 31, 2020, attributable to the completion of our initial public offering and a follow-on offering.

Contractual Obligations and Commitments

As of December 31, 2021, we did not have any material contractual obligations, other than employment and shareholder agreements, license for GP2 from HJF, and manufacturing and clinical trial obligations related to the planned Phase III clinical trial.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses in the periods presented.

On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of expenses that are not readily apparent from other sources. Actual results could differ from those estimates, particularly given the significant social and economic disruptions and uncertainties associated with the ongoing coronavirus pandemic and the COVID-19 control responses.

Recent Accounting Pronouncements

As of December 31, 2021, there were no recent accounting pronouncements applicable to our business.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this Item 7A.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal accounting and financial officer has concluded that as of December 31, 2021, our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Under the direction of our principal executive officer and principal financial and accounting officer, we are developing a plan to remediate the material weaknesses.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of December 31, 2021, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting lacks adequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping and we are implementing plans to improve such internal control.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

The following table sets forth the name, age and position of each of our executive officers, key employees and directors as of March 21, 2022. All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers serve at the discretion of the board.

Name	Age	Position
Snehal Patel	58	Chief Executive Officer, Chief Financial Officer and Director
F. Joseph Daugherty	71	Chief Medical Officer and Director
Jaye Thompson	56	Vice President Clinical & Regulatory Affairs
David McWilliams	78	Chairman of the Board
Eric Rothe	47	Director
Kenneth Hallock	73	Director

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

Hedging and Pledging Policies

As part of our Insider Trading Policy, all of our officers, all of our directors, certain of our employees and consultants and family members or others sharing a household with any of the foregoing are prohibited from engaging in short sales of our securities, any hedging or monetization transactions involving our securities and in transactions involving puts, calls or other derivative securities based on our securities. Our Insider Trading Policy further prohibits such persons from purchasing our securities on margin, borrowing against any account in which our securities are held or pledging our securities as collateral for a loan unless pre-cleared by our Insider Trading Compliance Officer. As of March 21, 2022, none of our directors or executive officers had pledged any shares of our common stock.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the year ended December 31, 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Total ($)
Snehal Patel, Chief Executive Officer	2021	450,000	475,000	491,589	1,416,589
	2020	114,966	392,516	491,589	999,071

(1)	For 2021 fiscal year, Mr. Patel received 218,484 shares of our common stock for services rendered and as incentive for services to be rendered. Mr. Patel did not receive any options or warrants for the 2021 fiscal year. For 2020 fiscal year, Mr. Patel received 218,484 shares of our common stock for services rendered and as incentive for services to be rendered. Mr. Patel did not receive any options or warrants for the 2020 fiscal year.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding awards held by each of our named executive officers that were outstanding as of December 31, 2021.

	Option Awards(1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Snehal Patel					163,863	(1)	368,692

(1)	We granted Mr. Patel shares of common stock on September 30, 2019 for compensation and incentives of which 93,633 vested immediately upon grant, 491,589 vested between October 1 2019 and December 31, 2021 over the 27 month period, and the balance, or 163,863 shares of common stock vest over 9 equal monthly installments commencing on January 1, 2022.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board and received compensation for such service during the fiscal year ended December 31, 2021. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board in 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)(4)	Total ($)
David McWilliams(1)		21,087		21,087
Eric Rothe(2)		14,067		14,067
Kenneth Hallock(3)		14,067		14,067

(1)	On September 30, 2019, we authorized the issuance of 28,090 shares of its common stock to Mr. McWilliams. The shares vest in 36 equal monthly installments with the first installment vesting on October 1, 2019. Of such shares, 9,372 shares of common stock vested during the fiscal year ended December 31, 2021. Mr. McWilliams did not receive any options or warrants during the 2021 fiscal year.

(2)	On September 30, 2019, we authorized the issuance of 18,727 shares of its common stock to Mr. Rothe. The shares vest in 36 equal monthly installments with the first installment vesting on October 1, 2019. Of such shares, 6,252 shares of common stock vested during the fiscal year ended December 31, 2021. Mr. Rothe did not receive any options or warrants during the 2021 fiscal year.

(3)	On September 30, 2019, we authorized the issuance of 18,727 shares of its common stock to Mr. Hallock. The shares vest in 36 equal monthly installments with the first installment vesting on October 1, 2019. Of such shares, 6,252 shares of common stock vested during the fiscal year ended December 31, 2021. Mr. Hallock did not receive any options or warrants during the 2021 fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 21, 2022 by:

●	each of our named executive officers;

●	each of our directors;

●	all of our current directors and executive officers as a group; and

●	each stockholder known by us to own beneficially more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 21, 2022, pursuant to the exercise of options or warrants, vesting of common stock or conversion of preferred stock or convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 12,951,453 shares of common stock issued and outstanding as of March 21, 2022.

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

	Number of Shares		Percentage of Common Stock
Name of Beneficial Owner	Beneficially Owned		Beneficially Owned
Directors and Named Executive Officers
Snehal Patel	7,725,041	(1)	59.48%
F. Joseph Daugherty	81,849	(2)	*
David McWilliams	617,203	(3)	4.76%
Eric Rothe	311,171	(4)	2.40%
Kenneth Hallock	395,249	(5)	3.05%
All current named executive officers and directors as a group (5 persons)	9,130,513		70.26%

*	Represents beneficial ownership of less than 1%.

(1)	Consists of (i) 944,604 shares of common stock owned by Snehal Patel, (ii) 1,408,033 shares of common stock owned by Snehal Patel IRA, (iii) 919,234 shares of common stock owned by Patel Family Trust 1, (iv) 2,063,444 shares of common stock owned by Patel Family Trust 2, (v) 2,072,808 shares of common stock owned by Patel Family Trust 3, and (vi) 129,400 shares of common stock owned by Kinnary Patel IRA. Excludes 72,807 shares of common stock held by Snehal Patel which vest in 4 equal monthly installments. Snehal Patel and Kinnary Patel, the spouse of Snehal Patel, are the Trustees of the Patel Family Trust 1, Patel Family Trust 2 and Patel Family Trust 3. Snehal Patel is the Trustee of the Snehal Patel IRA. Kinnary Patel is the Trustee of the Kinnary Patel IRA. In such capacities, Snehal Patel is deemed to hold voting and dispositive power over the securities held by such entities.

(2)	Excludes 7,272 shares of common stock which vest in 4 equal monthly installments.

(3)	Excludes 10,401 shares of common stock which vest in 4 equal installments.

(4)	Excludes 2,055 shares of common stock which vest in 4 equal monthly installments.

(5)	Excludes 2,055 shares of common stock which vest in 4 equal monthly installments. Kenneth Hallock and Annette Hallock are the Trustees of the Hallock Trust and in such capacities share voting and dispositive power over the securities held by such entity.

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

Based on a review of the copies of such forms received, we believe that during 2021, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that Jaye Thompson filed a Form 3 after its due date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2021 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by MaloneBailey, LLP, our independent registered public accounting firm, for the indicated services for each of the last two fiscal years were as follows:

	2021	2020
Audit fees (1)	$54,000	$33,500
Audit-related fees (2)	$8,940	$40,040
Tax fees	$-	$-
All other fees	$-	$-

(1)	Audit fees consist of fees for professional services performed by MaloneBailey for the audit and review of our financial statements.
(2)	Audit related fees consist of fees for preparation and filing of our registration statements, including issuance of comfort letters.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
(a)(1) Financial Statements
The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 1, 2020)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 1, 2020)
4.1	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
4.2	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to Form 10-K filed on March 31, 2021).
10.1+	2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form S-1 filed on May 29, 2020)
10.2	Form of Indemnification Agreement with directors and executive officers (incorporated by reference to Exhibit 10.1 to Form S-1 filed on May 29, 2020)
10.3	Exclusive License Agreement between The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. and the Company (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
10.4	First Amendment to Exclusive License Agreement between The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. and the Company (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
10.5	Second Amendment to Exclusive License Agreement between The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. and the Company (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
10.6	American Arbitration Association Award of Arbitrators (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
10.7+	Employment Agreement between the Company and Snehal Patel dated September 29, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2020)
10.8	Registration Rights Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
24	Power of Attorney (included on signature page hereto).
31.1	Certification of Principal Executive Officer and Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWICH LIFESCIENCES, INC.

/s/ Snehal Patel
March 21, 2022	Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

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

SIGNATURE	TITLE	DATE

/s/ Snehal Patel	Chief Executive Officer and Director	March 21, 2022
Snehal Patel	(Principal Executive Officer and Principal Accounting and Financial Officer)

/s/ F. Joseph Daugherty	Chief Medical Officer and Director	March 21, 2022
F. Joseph Daugherty

/s/ David McWilliams	Director	March 21, 2022
David McWilliams

/s/ Eric Rothe	Director	March 21, 2022
Eric Rothe

/s/ Kenneth Hallock	Director	March 21, 2022
Kenneth Hallock

GREENWICH LIFESCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Greenwich Lifesciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Greenwich LifeSciences, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
PCAOB ID: 206
www.malonebailey.com
We have served as the Company’s auditor since 2019.
Houston, Texas
March 21, 2022

GREENWICH LIFESCIENCES, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash	$27,204,269	$28,660,375
Acquired patents, net	12,615	16,227
Total assets	$27,216,884	$28,676,602

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable & accrued interest	$220,845	$710,971
Unreimbursed expenses	164,327	59,367
Advance from related party/shareholder	—	275,154
Total current liabilities	385,172	1,045,492
Total liabilities	385,172	1,045,492

Stockholders’ equity (deficit)

Common stock, $0.001 par value; 100,000,000 shares authorized; 13,147,829 and 12,703,541 shares issued and outstanding as of December 31, 2021 and 2020, respectively	13,148	12,704

Additional paid-in capital	60,466,093	56,695,359
Accumulated deficit	(33,647,529)	(29,076,953)
Total stockholders’ equity	26,831,712	27,631,110
Total liabilities and stockholders’ equity	$27,216,884	$28,676,602

See accompanying notes to financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Year Ended December 31,
	2021	2020
Revenue	$—	$—
Operating expenses
Research and development	3,559,515	1,057,606
General and administrative	1,038,428	806,188
Total operating expenses	4,597,943	1,863,794
Loss from operations	(4,597,943)	(1,863,794)
Interest income	27,367	832
Net loss	$(4,570,576)	$(1,862,962)
Per share information:
Net loss per common share, basic and diluted	$(0.35)	$(0.20)
Weighted average common shares outstanding, basic and diluted	12,944,134	9,499,155

See accompanying notes to financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock		Preferred Stock		Additional		Total Stockholders’
	Shares	Par Amount	Shares	Par Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balances, December 31, 2019	8,458,048	$8,458	1,980,365	$1,981	$25,853,134	$(27,213,991)	$(1,350,418)
Stock-based compensation	301,854	302	—	—	677,686	—	677,988
Issuance of common stock in initial public offering, net of offering costs	1,260,870	1,261	—	—	6,206,241	—	6,207,502
Additional preferred stock issued due to anti-dilution	—	—	42,404	42	(42)	—	—
Conversion of preferred to common stock	2,022,769	2,023	(2,022,769)	(2,023)	—	—	—
Issuance of common stock in follow-on offering, net of offering costs	660,000	660	—	—	23,958,340	—	23,959,000
Net loss						(1,862,962)	(1,862,962)
Balances, December 31, 2020	12,703,541	$12,704	—	$—	$56,695,359	$(29,076,953)	$27,631,110
Stock-based compensation	293,592	293	—	—	660,289	—	660,582
Issuance of common stock from exercise of Green Shoe of follow-on offering, net of offering costs	70,000	70	—	—	2,547,930	—	2,548,000
Issuance of common stock through partial exercise of underwriter warrants	80,696	81	—	—	562,515	—	562,596
Net loss						(4,570,576)	(4,570,576)
Balances, December 31, 2021	13,147,829	$13,148	—	$—	$60,466,093	$(33,647,529)	$26,831,712

See accompanying notes to financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Year Ended December 31,
	2021	2020
Operating activities:
Net loss	$(4,570,576)	$(1,862,962)
Adjustments required to reconcile net loss to net cash used in operating activities:
Amortization	3,612	3,609
Stock-based compensation	660,582	677,988
Changes in operating assets and liabilities:
Accounts payable	(526,732)	(92,550)
Accrued interest	36,606	73,212
Unreimbursed expenses (accrued)	104,960	47,741
Related party payable	—	—
Net cash used in operating activities	(4,291,548)	(1,152,962)
Investing activities:
Financing activities:
Net proceeds from initial public offering, follow-on offering, exercise of Green Shoe, and exercise of underwriter warrants	3,110,596	30,166,502
Repayment to related party/shareholder	—	(360,000)
Advance from related party/shareholder	(275,154)	—
Net cash provided by (used in) financing activities	2,835,442	29,806,502
Net increase (decrease) in cash	(1,456,106)	28,653,540
Cash, beginning of period	28,660,375	6,835
Cash, end of period	$27,204,269	$28,660,375

Non-cash investing and financing activities:
Common stock to settle related party payable	—	—
Conversion of preferred stock to common	—	2,023
Issuance of preferred stock due to antidilution	—	42

See accompanying notes to financial statements.

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the U.S. (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”).

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the estimated discounted future net cash flows arising from the assets or asset groups. No impairment losses on long-lived assets have been recorded through December 31, 2021.

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

As of December 31, 2021 and 2020, the Company had common stock equivalents related to warrants outstanding to acquire 20,174 and 100,869 shares of the Company’s common stock, respectively.

As of December 31, 2021 and 2020, the Company has no common stock equivalents related to convertible preferred stock issued and outstanding.

3. Related Party Transactions

Unreimbursed expenses have been accrued and incurred by management, which total $164,327 as of December 31, 2021 and $59,367 as of December 31, 2020. In October 2019, the Kenneth Hallock and Annette Hallock Revocable Trust loaned $200,000 to the Company and Eric Rothe, a director of the Company, loaned $15,000 to the Company, both of which are payable on demand, are not secured, and do not incur interest. Kenneth Hallock, a director of the Company, is one of the Trustees of the Hallock Trust. In 2018, the Kenneth Hallock and Annette Hallock Revocable Trust loaned $100,000 to the Company that is payable on demand, not secured, and does not incur interest. In total, Snehal Patel, Company’s Chief Executive Officer and director, Eric Rothe, and the Kenneth Hallock and Annette Hallock Revocable Trust have loaned capital to the Company that is payable on demand, is not secured, and does not incur interest, which in the aggregate totals $275,154 as of December 31, 2020 and $635,154 as of December 31, 2019. In 2020, an aggregate of $360,000 of the outstanding loan balance as of December 31, 2019 was paid off by the Company to the related parties. Between January 1, 2021 and March 15, 2021, the Company paid off the remaining related party loans of $155,154 and $120,000 to Snehal Patel and the Kenneth Hallock and Annette Hallock Revocable Trust, respectively.

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

4. Income Taxes

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	1,860,276	1,039,177
Valuation allowance	(1,860,276)	(1,039,177)
Total deferred tax assets	—	—

The federal income tax rate used for 2021 and 2020 was 21%. At December 31, 2021, the Company had federal net operating loss (“NOL”) carryforwards of approximately $8.8 million that will expire in tax years up through 2037.  The NOLs generated in tax years 2018 and forward will carry forward indefinitely, but the deductibility of such federal net operating losses is limited. The NOL and tax credit carryforwards may be further subject to the application of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as discussed further below. The Company has provided a valuation allowance to offset the deferred tax assets due to the uncertainty of realizing the benefits of the net deferred tax asset.

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

5. Commitments and Contingencies

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

The Company paid HJF an aggregate total of $434,732 in July 2021 related to annual maintenance fees and reimbursement of patent expenses. Accounts payable includes accrued patent and license obligations to HJF, including accrued interest, plus accrued expenses for manufacturing of GP2 for the upcoming Phase III clinical trial, which total $220,845 as of December 31, 2021 and $710,971 as of December 31, 2020.

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

As of December 31, 2021, 673,017 shares of the 908,242 shares of the common stock grant had vested at approximately $1,514,288 value and 235,225 shares remain unvested and unrecognized at approximately $529,256 value. In 2021, 293,592 shares of the common stock grant vested at approximately $660,582 value.

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

At December 31, 2021, outstanding warrants to purchase shares of common stock accounted for as equity or liabilities were as follows with an aggregate intrinsic value as of December 31, 2021 of $345,833 based on the December 31, 2021 closing share price of $24.33:

Shares Underlying
Outstanding	Exercise	Expiration
Warrants	Price(1)	Date(1)

20,174	$7.1875	September 24, 2025
20,174

(1)	The warrants are exercisable at any time and from time to time, in whole or in part, during a period commencing March 24, 2021 and expiring September 24, 2025. The exercise price of the warrants is $7.1875 per share or $6.9718 per share if the warrants are exercised for cash within the first six months of the period in which they are exercisable.

7. Subsequent Events

On January 23, 2022, the Board of Directors authorized the Company’s management to implement a stock repurchase program for up to $10 million of the Company’s common stock at any time. The term of the Board of Directors authorization of the repurchase program is until March 31, 2023. The repurchase program may be suspended or discontinued at any time and will be funded using the company’s working capital. As of March 15, 2022, approximately 269,828 shares of the Company’s common stock has been repurchased at a purchase price, including all transactions costs, of approximately $5,513,711.

On March 15, 2022, the Board of Directors indefinitely suspended the Company’s stock repurchase program.

On January 23, 2022, the Board of Directors extended the lock-up of the shares owned by the Company’s directors, officers, and existing pre-IPO investors to March 24, 2023 (30 months from date of the Company’s IPO) from March 24, 2022 (18 months from date of the Company’s IPO). During this period, current officers, directors and certain shareholders will not be able to sell their shares of the Company’s common stock unless otherwise modified by the Board of Directors.

