Form 10-Q
period 2022-03-31
Greenwich LifeSciences, Inc.
filed 2022-05-20
CIK 1799788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 19, 2022, the issuer had 13,000,357 shares of Common Stock issued and outstanding.

GREENWICH LIFESCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENWICH LIFESCIENCES, INC.

BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021 (UNAUDITED)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash	$19,743,096	$27,204,269
Acquired patents, net	11,712	12,615
Total assets	$19,754,808	$27,216,884

Liabilities and stockholders’ equity
Current liabilities
Accounts payable & accrued interest	$220,845	$220,845
Unreimbursed expenses	20,323	164,327
Total current liabilities	241,168	385,172
Total liabilities	241,168	385,172

Stockholders’ equity

Common stock, $0.001 par value; 100,000,000 shares authorized; 12,951,453 and 13,147,829 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	12,952	13,148
Additional paid-in capital	55,117,845	60,466,093
Accumulated deficit	(35,617,157)	(33,647,529)
Total stockholders’ equity	19,513,640	26,831,712
Total liabilities and stockholders’ equity	$19,754,808	$27,216,884

See accompanying notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Revenue	$—	$—
Operating expenses
Research and development	1,660,821	281,977
General and administrative	328,382	318,629
Total operating expenses	1,989,203	600,606
Loss from operations	(1,989,203)	(600,606)
Interest income	19,575	3,598
Net loss	$(1,969,628)	$(597,008)
Per share information:
Net loss per common share, basic and diluted	$(0.15)	$(0.05)
Weighted average common shares outstanding, basic and diluted	13,063,710	12,800,667

See accompanying notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

	Common Stock		Preferred Stock		Additional		Total
	Shares	Par Amount	Shares	Par Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balances, December 31, 2020	12,703,541	$12,704	—	$—	$56,695,359	$(29,076,953)	$27,631,110
Stock-based compensation	73,356	73	—	—	164,978	—	165,051
Exercise of common stock from Green Shoe of follow-on offering, net of offering costs	70,000	70	—	—	2,547,930	—	2,548,000
Net loss						(597,008)	(597,008)
Balances, March 31, 2021	12,846,897	$12,847	—	$—	$59,408,267	$(29,673,961)	$29,747,153

Balances, December 31, 2021	13,147,829	$13,148	—	$—	$60,466,093	$(33,647,529)	$26,831,712
Stock-based compensation	73,452	74	—	—	165,193	—	165,267
Repurchase of common stock via stock buy back program, net of costs	(269,828)	(270)	—	—	(5,513,441)	—	(5,513,711)
Net loss						(1,969,628)	(1,969,628)
Balances, March 31, 2022	12,951,453	$12,952	$—	$—	$55,117,845	$(35,617,157)	$19,513,640

See accompanying notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(1,969,628)	$(597,008)
Adjustments required to reconcile net loss to net cash used in operating activities:
Amortization	903	903
Stock-based compensation	165,267	165,051
Changes in operating assets and liabilities:
Accounts payable	—	(120,000)
Accrued interest	—	18,303
Unreimbursed expenses (accrued)	(144,004)	4,481
Net cash used in operating activities	(1,947,462)	(528,270)
Financing activities:
Proceeds from sale of common stock	—	2,548,000
Repurchase of common stock via stock buy back program, net of costs	(5,513,711)	—
Repayment to related party/shareholder	—	(275,154)
Net cash provided by (used in) financing activities	(5,513,711)	2,272,846
Net increase (decrease) in cash	(7,461,173)	1,744,576
Cash, beginning of period	27,204,269	28,660,375
Cash, end of period	$19,743,096	$30,404,951

See accompanying notes to unaudited financial statements.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements of the Company for the years ended December 31, 2021 and 2020 as reported in the Company’s Form 10-K have been omitted.

Basic and Diluted Loss per Share

As of March 31, 2022 and 2021, the Company had common stock equivalents related to warrants outstanding to acquire 20,174 and 100,870 shares of the Company’s common stock, respectively.

As of March 31, 2022 and 2021, the Company has no common stock equivalents related to convertible preferred stock issued and outstanding.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Basic and diluted net loss per share calculation:
Net loss, basic	(1,969,628)	(597,008)
Change in fair value of warrants	—	—
Net loss, diluted	(1,969,628)	(597,008)
Weighted average common shares outstanding, basic and diluted	13,063,710	12,800,667
Net loss per common share, basic and diluted	$(0.15)	$(0.05)

3. Related Party Transactions

Unreimbursed expenses have been accrued and incurred by management, which total $20,323 as of March 31, 2022 and $164,327 as of December 31, 2021.

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

Accounts payable includes accrued interest obligations to HJF which total $220,845 as of March 31, 2022 and December 31, 2021.

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

5. Stockholders’ Equity

As of March 31, 2022, 746,469 shares of the 908,242 shares of the common stock grant had vested at approximately $1,679,555 value and 161,773 shares remain unvested and unrecognized at approximately $363,989 value. An aggregate of 73,452 shares of common stock were vested at approximately $165,267 value in January, February, and March 2022 in consideration for services rendered.

On January 23, 2022, the Board of Directors authorized the Company’s management to implement a stock repurchase program for up to $10 million of the Company’s common stock at any time. The term of the Board of Directors authorization of the repurchase program is until March 31, 2023. The repurchase program may be suspended or discontinued at any time and will be funded using the Company’s working capital. As of March 15, 2022, approximately 269,828 shares of the Company’s common stock has been repurchased and cancelled at an aggregate purchase price, including all transactions costs, of approximately $5,513,711.

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

Warrants

At March 31, 2022, outstanding warrants to purchase shares of common stock accounted for as equity or liabilities were as follows with an aggregate intrinsic value as of March 31, 2022 of $250,813 based on the March 31, 2022 closing share price of $19.62:

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

In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 21, 2022. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

We have completed the last steps of manufacturing GP2 and released 3 clinical lots of GP2 drug product that we believe have met all release specifications and are awaiting review of the manufacturing data by the FDA. The third lot was manufactured in a commercial facility on an automated filling line. We are also scheduling site initiation visits to do the final training of the clinicians, nurses, coordinators, and pharmacists to activate and open clinical sites. The FDA previously informally asked us not to start the Phase III trial until we submitted updated manufacturing information as our manufacturing information for the final drug product was incomplete and lots were being tested for the first time. The FDA formally asked us through a clinical hold letter not to start the trial until we provided such manufacturing information. As soon as the information was available, we provided it to the FDA and we are currently awaiting comments. All hold issues were associated with manufacturing. We along with our CRO continue to actively recruit and prepare sites for site initiation. Please refer to related risk factors disclosed in our Form 10-K for the year ended December 31, 2021.

To date, we have not generated any revenue and we have incurred net losses. Our net losses were approximately $4.6 million and $1.9 million for the years ended December 31, 2021 and 2020, respectively and $1.9 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.

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

Results of Operations for the Three Months Ended March 31, 2022 and 2021

Research and Development Expenses

Research and development expenses increased by $1,378,844, or 489%, to $1,660,821 for the three months ended March 31, 2022 from $281,977 for the three months ended March 31, 2021. The increase was primarily the result of an increase in cash compensation, clinical, and manufacturing expenses.

General and Administrative Expenses

General and administrative expenses increased by $9,753, or 3%, to $328,382 for the three months ended March 31, 2022 from $318,629 for the three months ended March 31, 2021.

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

We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities; however, there is no assurance that we will be successful at raising additional capital in the future. If our plans are not achieved and/or if significant unanticipated events occur, we may have to further modify our business plan, which may require us to raise additional capital. As of March 31, 2022 and December 31, 2021, our principal source of liquidity was our cash, which totaled $19,743,096 and $27,204,269, respectively, and additional loans and accrued unreimbursed expenses from related parties. Historically, our principal sources of cash have included proceeds from the sale of common stock and preferred stock and related party loans. Our principal uses of cash have included cash used in operations. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development, including our clinical trials, and general working capital requirements.

Cash Flow Activities for the Three Months Ended March 31, 2022 and 2021

We incurred net losses of $1,969,628 and $597,008 during the three month periods ended March 31, 2022 and 2021, respectively. The increase was primarily the result of an increase in cash compensation, clinical, and manufacturing expenses.

Operating Activities

Net cash used in operating activities was $1,947,462 for the three months ended March 31, 2022 and $528,270 for the three months ended March 31, 2021.

Investing Activities

We did not use or generate cash from investing activities during the three months ended March 31, 2022 and March 31, 2021.

Financing Activities

We used a total of $5,513,711 cash for the stock buy back program, net of costs, during the three months ended March 31, 2022 and used and generated cash netting a total of $2,272,846 from financing activities during the three months ended March 31, 2021.

Contractual Obligations and Commitments

As of March 31, 2022, we did not have any material contractual obligations, other than employment and shareholder agreements, license for GP2 from HJF, and manufacturing and clinical trial obligations related to the planned Phase III clinical trial.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal accounting and financial officer has concluded that as of March 31, 2022, our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Under the direction of our principal executive officer and principal financial and accounting officer, we are developing a plan to remediate the material weaknesses.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWICH LIFESCIENCES, INC.

May 20, 2022	By:	/s/ Snehal Patel
Snehal Patel
Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

- 14 -