Form 10-K/A
period 2021-12-31
Greenwich LifeSciences, Inc.
filed 2022-06-24
CIK 1799788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number: 001-39555

GREENWICH LIFESCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5473709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3992 Bluebonnet Dr., Building 14, Stafford, Texas 77477	77477
(Address of principal executive offices)	(Zip Code)

(832) 819-3232

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Capital Market

Auditor Firm ID	Auditor Name	Auditor Location
206	MaloneBailey, LLP	Houston, Texas

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No ☒

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment No. 1”) to the Annual Report on Form 10-K/A of Greenwich LifeSciences, Inc. (the “Company”) for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2022 (the “Original Filing”) is being filed solely to include an amended Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters to include a 5% or more stockholder who was inadvertently omitted.

This Amendment No. 1 contains only the cover page, this explanatory note, Item 12 and the revised certifications. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except for the foregoing, this Amendment No. 1 does not alter or update any information contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

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

	Number of Shares		Percentage of Common Stock
Name of Beneficial Owner	Beneficially Owned		Beneficially Owned
Directors and Named Executive Officers
Snehal Patel	5,075,225	(1)	39.08%
F. Joseph Daugherty	81,849	(2)	*
David McWilliams	617,203	(3)	4.76%
Eric Rothe	311,171	(4)	2.40%
Kenneth Hallock	395,249	(5)	3.05%
All current named executive officers and directors as a group (5 persons)	6,480,697		49.87%
5% or Greater Stockholders
Michael Weiner	3,149,026	(6)	24.31%

*	Represents beneficial ownership of less than 1%.

(1)	Consists of (i) 1,095,708 shares of common stock owned by Snehal Patel, (ii) 1,408,033 shares of common stock owned by Snehal Patel IRA, (iii) 919,234 shares of common stock owned by Patel Family Trust 1, (iv) 743,218 shares of common stock owned by Patel Family Trust 2, (v) 743,218 shares of common stock owned by Patel Family Trust 3, and (vi) 129,400 shares of common stock owned by Kinnary Patel IRA. Excludes 72,807 shares of common stock held by Snehal Patel which vest in 4 equal monthly installments. Snehal Patel and Kinnary Patel, the spouse of Snehal Patel, are the Trustees of the Patel Family Trust 1, Patel Family Trust 2 and Patel Family Trust 3. Snehal Patel is the Trustee of the Snehal Patel IRA. Kinnary Patel is the Trustee of the Kinnary Patel IRA. In such capacities, Snehal Patel is deemed to hold voting and dispositive power over the securities held by such entities.

(2)	Excludes 7,272 shares of common stock which vest in 4 equal monthly installments.

(3)	Excludes 10,401 shares of common stock which vest in 4 equal installments.

(4)	Excludes 2,055 shares of common stock which vest in 4 equal monthly installments.

(5)	Excludes 2,055 shares of common stock which vest in 4 equal monthly installments. Kenneth Hallock and Annette Hallock are the Trustees of the Hallock Trust and in such capacities share voting and dispositive power over the securities held by such entity.

(6)	Consists of (i) 161,315 shares of common stock owned by the Yosajo MA Trust 1, (ii) 161,351 shares of common stock owned by the Yosajo MA Trust 2, (iii) 161,317 shares of common stock owned by the Yosajo MI Trust 3, (iv) 663,816 shares of common stock owned by the WLUFMI Trust 1, (v) 663,840 shares of common stock owned by the WLUFMI Trust 2, (vi) 668,714 shares of common stock owned by the WLUFMA Trust 1 and (vii) 668,673 shares of common stock owned by the WLUFMA Trust 2. Michael Weiner is the Trustee of the Yosajo MA Trust 1, Yosajo MA Trust 2, Yosajo MI Trust 3, WLUFMI Trust 1, WLIFMI Trust 2, WLUFMA Trust 1 and WLUFMA Trust 2. In such capacities, Michael Weiner is deemed to hold voting and dispositive power over the securities held by such entities.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
(a)(1) Financial Statements
The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 1, 2020)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 1, 2020)
4.1	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
4.2	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to Form 10-K filed on March 31, 2021).
10.1+	2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form S-1 filed on May 29, 2020)
10.2	Form of Indemnification Agreement with directors and executive officers (incorporated by reference to Exhibit 10.1 to Form S-1 filed on May 29, 2020)
10.3	Exclusive License Agreement between The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. and the Company (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
10.4	First Amendment to Exclusive License Agreement between The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. and the Company (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
10.5	Second Amendment to Exclusive License Agreement between The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. and the Company (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
10.6	American Arbitration Association Award of Arbitrators (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
10.7+	Employment Agreement between the Company and Snehal Patel dated September 29, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2020)
10.8	Registration Rights Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
24**	Power of Attorney (included on signature page hereto).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Previously filed

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWICH LIFESCIENCES, INC.

/s/ Snehal Patel
June 24, 2022	Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Snehal Patel	Chief Executive Officer and Director	June 24, 2022
Snehal Patel	(Principal Executive Officer and Principal Accounting and Financial Officer)

*	Chief Medical Officer and Director	June 24, 2022
F. Joseph Daugherty

*	Director	June 24, 2022
David McWilliams

*	Director	June 24, 2022
Eric Rothe

*	Director	June 24, 2022
Kenneth Hallock

*By:	/s/ Snehal Patel
Attorney-in-Fact

- 6 -