Form 10-Q
period 2022-06-30
Greenwich LifeSciences, Inc.
filed 2022-08-15
CIK 1799788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the issuer had 12,823,713 shares of Common Stock issued and outstanding.

GREENWICH LIFESCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENWICH LIFESCIENCES, INC.

BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021 (UNAUDITED)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash	$17,187,890	$27,204,269
Acquired patents, net	10,809	12,615
Total assets	$17,198,699	$27,216,884

Liabilities and stockholders’ equity
Current liabilities
Accounts payable & accrued interest	$220,845	$220,845
Unreimbursed expenses	8,289	164,327
Total current liabilities	229,134	385,172
Total liabilities	229,134	385,172

Stockholders’ equity

Common stock, $0.001 par value; 100,000,000 shares authorized; 12,774,809 and 13,147,829 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	12,775	13,148
Additional paid-in capital	53,320,020	60,466,093
Accumulated deficit	(36,363,230)	(33,647,529)
Total stockholders’ equity	16,969,565	26,831,712
Total liabilities and stockholders’ equity	$17,198,699	$27,216,884

See accompanying notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$—
Operating expenses
Research and development	633,250	556,534	2,294,071	838,511
General and administrative	140,057	196,911	468,439	515,540
Total operating expenses	773,307	753,445	2,762,510	1,354,051
Loss from operations	(773,307)	(753,445)	(2,762,510)	(1,354,051)
Interest Income	27,234	3,700	46,809	7,298
Net loss	$(746,073)	$(749,745)	$(2,715,701)	$(1,346,753)
Per share information:
Net loss per common share, basic and diluted	$(0.06)	$(0.06)	$(0.21)	$(0.11)
Weighted average common shares outstanding, basic and diluted	12,923,434	12,895,801	13,091,915	12,789,326

See accompanying notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

	Common Stock		Preferred Stock		Additional		Total
	Shares	Par Amount	Shares	Par Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balances, December 31, 2020	12,703,541	$12,704	—	$—	$56,695,359	$(29,076,953)	$27,631,110
Stock-based compensation	73,356	73	—	—	164,978	—	165,051
Exercise of common stock from Green Shoe of follow-on offering, net of offering costs	70,000	70	—	—	2,547,930	—	2,548,000
Net loss						(597,008)	(597,008)
Balances, March 31, 2021	12,846,897	$12,847	—	$—	$59,408,267	$(29,673,961)	$29,747,153
Stock-based compensation	73,356	73	—	—	164,978	—	165,051
Net loss						(749,745)	(749,745)
Balances, June 30, 2021	12,920,253	$12,920	—	$—	$59,573,245	$(30,423,706)	$29,162,459

Balances, December 31, 2021	13,147,829	$13,148	—	$—	$60,466,093	$(33,647,529)	$26,831,712
Stock-based compensation	73,452	74	—	—	165,193	—	165,267
Repurchase of common stock via stock buy back program, net of costs	(269,828)	(270)	—	—	(5,513,441)	—	(5,513,711)
Net loss						(1,969,628)	(1,969,628)
Balances, March 31, 2022	12,951,453	$12,952	—	$—	$55,117,845	$(35,617,157)	$19,513,640
Stock-based compensation	73,356	73	—	—	224,430	—	224,503
Repurchase of common stock via stock buy back program, net of costs	(250,000)	(250)	—	—	(2,022,255)	—	(2,022,505)
Net loss						(746,073)	(746,073)
Balances, June 30, 2022	12,774,809	$12,775	—	$—	$53,320,020	$(36,363,230)	$16,969,565

See accompanying notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(2,715,701)	$(1,346,753)
Adjustments required to reconcile net loss to net cash used in operating activities:
Amortization	1,806	1,806
Stock-based compensation	389,770	330,102
Changes in operating assets and liabilities:
Accounts payable	—	(120,000)
Accrued interest	—	36,606
Unreimbursed expenses (accrued)	(156,038)	(34,350)
Net cash used in operating activities	(2,480,163)	(1,132,589)
Financing activities:
Proceeds from sale of common stock	—	2,548,000
Repurchase of common stock via stock buy back program, net of costs	(7,536,216)	—
Repayment to related party/shareholder	—	(275,154)
Net cash provided by (used in) financing activities	(7,536,216)	2,272,846
Net increase (decrease) in cash	(10,016,379)	1,140,257
Cash, beginning of period	27,204,269	28,660,375
Cash, end of period	$17,187,890	$29,800,632

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

Basic and Diluted Loss per Share

As of June 30, 2022 and 2021, the Company had common stock equivalents related to warrants outstanding to acquire 20,174 and 100,870 shares of the Company’s common stock, respectively.

As of June 30, 2022 and 2021, the Company has no common stock equivalents related to convertible preferred stock issued and outstanding.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Six Months Ended June 30,
	2022	2021
Basic and diluted net loss per share calculation:
Net loss, basic	(2,715,701)	(1,346,753)
Change in fair value of warrants	—	—
Net loss, diluted	(2,715,701)	(1,346,753)
Weighted average common shares outstanding, basic and diluted	13,091,915	12,789,326
Net loss per common share, basic and diluted	$(0.21)	$(0.11)

3. Related Party Transactions

Unreimbursed expenses have been accrued and incurred by management, which total $8,289 as of June 30, 2022 and $164,327 as of December 31, 2021.

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

Accounts payable includes accrued interest obligations to HJF which total $220,845 as of June 30, 2022 and December 31, 2021.

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

5. Stockholders’ Equity

As of June 30, 2022, 819,825 shares of the 908,242 shares of the common stock grant had vested at approximately $1,844,606 value and 88,417 shares remain unvested and unrecognized at approximately $198,938 value. An aggregate of 146,808 shares of common stock were vested at approximately $330,318 value from January through June 2022 in consideration for services rendered.

On January 23, 2022, the Board of Directors authorized the Company’s management to implement a stock repurchase program for up to $10 million of the Company’s common stock at any time. The term of the Board of Directors authorization of the repurchase program is until March 31, 2023. The repurchase program may be suspended or discontinued at any time and will be funded using the Company’s working capital. As of June 30, 2022, approximately 519,828 shares of the Company’s common stock has been repurchased and cancelled at an aggregate purchase price, including all transactions costs, of approximately $7,536,216.

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

Warrants

At June 30, 2022, outstanding warrants to purchase shares of common stock accounted for as equity or liabilities were as follows with an aggregate intrinsic value as of June 30, 2022 of $25,873 based on the June 30, 2022 closing share price of $8.47:

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

Options

On June 22, 2022, 1,498,128 shares of common stock were granted to employees, consultants, and directors issuable upon exercise of outstanding stock options under the Company’s 2019 Equity Incentive Plan at an exercise price of $7.63 per share, which was the closing share price on June 21, 2022. The options had a fair value on the grant date of $9,512,356 of which $59,452 was expensed through June 30, 2022 and $9,452,904 will be expensed in the future if and as vesting occurs. Vesting will be based on time of service over a four year period and certain additional performance milestones for senior management, primarily related to the planned Phase III clinical trial.

6. Subsequent Events

On July 11, 2022, the Board of Directors indefinitely suspended the Company’s stock repurchase program.

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

We have commenced Flamingo-01, a Phase III clinical trial with Baylor College of Medicine as the global primary investigator site. Flamingo-01 is designed to evaluate the safety and efficacy of GLSI-100 in HER2/neu positive patients with residual disease or high-risk pathologic complete response at surgery and who have completed both neoadjuvant and postoperative adjuvant trastuzumab based treatment.

To date, we have not generated any revenue and we have incurred net losses. Our net losses were approximately $4.6 million and $1.9 million for the years ended December 31, 2021 and 2020, respectively and $2.7 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively.

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

Results of Operations for the Three Months Ended June 30, 2022 and 2021

Research and Development Expenses

Research and development expenses increased by $76,716 or 14%, to $633,250 for the three months ended June 30, 2022 from $556,534 for the three months ended June 30, 2021. The increase was primarily the result of an increase in cash compensation.

General and Administrative Expenses

General and administrative expenses decreased by $56,854, or 29%, to $140,057 for the three months ended June 30, 2022 from $196,911 for the three months ended June 30, 2021. The decrease was primarily the result of a decrease in financing and corporate costs.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

Research and Development Expenses

Research and development expenses increased by $1,455,560, or 174%, to $2,294,071 for the six months ended June 30, 2022 from $838,511 for the six months ended June 30, 2021. The increase was primarily the result of an increase in cash compensation, clinical, and manufacturing expenses.

General and Administrative Expenses

General and administrative expenses decreased by $47,101, or 9%, to $468,439 for the six months ended June 30, 2022 from $515,540 for the six months ended June 30, 2021. The decrease was primarily the result of a decrease in financing and corporate costs.

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

We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities; however, there is no assurance that we will be successful at raising additional capital in the future. If our plans are not achieved and/or if significant unanticipated events occur, we may have to further modify our business plan, which may require us to raise additional capital. As of June 30, 2022 and December 31, 2021, our principal source of liquidity was our cash, which totaled $17,187,890 and $27,204,269, respectively, and additional loans and accrued unreimbursed expenses from related parties. Historically, our principal sources of cash have included proceeds from the sale of common stock and preferred stock and related party loans. Our principal uses of cash have included cash used in operations. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development, including our clinical trials, and general working capital requirements.

Cash Flow Activities for the Six Months Ended June 30, 2022 and 2021

We incurred net losses of $2,715,701 and $1,346,753 during the six month periods ended June 30, 2022 and 2021, respectively. The increase was primarily the result of an increase in cash compensation, clinical, and manufacturing expenses.

Operating Activities

Net cash used in operating activities was $2,480,163 for the six months ended June 30, 2022 and $1,132,589 for the six months ended June 30, 2021.

Investing Activities

We did not use or generate cash from investing activities during the six months ended June 30, 2022 and June, 2021.

Financing Activities

We used a total of $7,536,216 cash for the stock buy back program, net of costs, during the six months ended June 30, 2022 and used and generated cash netting a total of $2,272,846 from financing activities during the six months ended June 30, 2021.

Contractual Obligations and Commitments

As of March 31, 2022, we did not have any material contractual obligations, other than employment and shareholder agreements, license for GP2 from HJF, and manufacturing and clinical trial obligations.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K.

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

Recent Accounting Pronouncements

As of June 30, 2022, there were no recent accounting pronouncements applicable to our business.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal accounting and financial officer has concluded that as of June 30, 2022, our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Under the direction of our principal executive officer and principal financial and accounting officer, we are developing a plan to remediate the material weaknesses.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2021 , the Form 8-K filed on July 11, 2022, and the Prospectus Supplement filed on July 12, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 is formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWICH LIFESCIENCES, INC.

August 15, 2022	By:	/s/ Snehal Patel
Snehal Patel
Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

- 14 -