Form 10-Q
period 2022-09-30
Greenwich LifeSciences, Inc.
filed 2022-11-14
CIK 1799788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the issuer had 12,848,165 shares of Common Stock issued and outstanding.

GREENWICH LIFESCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENWICH LIFESCIENCES, INC.

BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021 (UNAUDITED)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash	$15,638,087	$27,204,269
Acquired patents, net	9,906	12,615
Total assets	$15,647,993	$27,216,884

Liabilities and stockholders’ equity
Current liabilities
Accounts payable & accrued interest	$220,845	$220,845
Unreimbursed expenses	17,034	164,327
Total current liabilities	237,879	385,172
Total liabilities	237,879	385,172

Stockholders’ equity

Common stock, $0.001 par value; 100,000,000 shares authorized; 12,848,165 and 13,147,829 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	12,848	13,148
Additional paid-in capital	54,079,520	60,466,093
Accumulated deficit	(38,682,254)	(33,647,529)
Total stockholders’ equity	15,410,114	26,831,712
Total liabilities and stockholders’ equity	$15,647,993	$27,216,884

See accompanying notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$—
Operating expenses
Research and development	1,723,493	657,096	4,017,564	1,495,607
General and administrative	659,568	209,590	1,128,007	725,130
Total operating expenses	2,383,061	866,686	5,145,571	2,220,737
Loss from operations	(2,383,061)	(866,686)	(5,145,571)	(2,220,737)
Interest Income	64,037	3,568	110,846	10,866
Net loss	$(2,319,024)	$(863,118)	$(5,034,725)	$(2,209,871)
Per share information:
Net loss per common share, basic and diluted	$(0.18)	$(0.07)	$(0.39)	$(0.17)
Weighted average common shares outstanding, basic and diluted	12,823,447	12,968,891	13,067,620	12,826,249

See accompanied notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

	Common Stock		Preferred Stock		Additional		Total
	Shares	Par Amount	Shares	Par Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balances, December 31, 2020	12,703,541	$12,704	—	$—	$56,695,359	$(29,076,953)	$27,631,110
Stock-based compensation	73,356	73	—	—	164,978	—	165,051
Exercise of common stock from Green Shoe of follow-on offering, net of offering costs	70,000	70	—	—	2,547,930	—	2,548,000
Net loss					-	(597,008)	(597,008)
Balances, March 31, 2021	12,846,897	12,847	—	—	59,408,267	(29,673,961)	29,747,153
Stock-based compensation	73,356	73	—	—	164,978	—	165,051
Net loss					-	(749,745)	(749,745)
Balances, June 30, 2021	12,920,253	12,920	—	—	59,573,245	(30,423,706)	29,162,459
Stock-based compensation	73,356	74	—	—	164,977	—	165,051
Net loss					-	(863,118)	(863,118)
Balances, September 30, 2021	12,993,609	$12,994	—	$—	$59,738,222	$(31,286,824)	$28,464,392

Balances, December 31, 2021	13,147,829	$13,148	—	$—	$60,466,093	$(33,647,529)	$26,831,712
Stock-based compensation	73,452	74	—	—	165,193	—	165,267
Repurchase of common stock via stock buy back program, net of costs	(269,828)	(270)	—	—	(5,513,441)	—	(5,513,711)
Net loss					-	(1,969,628)	(1,969,628)
Balances, March 31, 2022	12,951,453	12,952	—	—	55,117,845	(35,617,157)	19,513,640
Stock-based compensation	73,356	73	—	—	224,430	—	224,503
Repurchase of common stock via stock buy back program, net of costs	(250,000)	(250)	—	—	(2,022,255)	—	(2,022,505)
Net loss					-	(746,073)	(746,073)
Balances, June 30, 2022	12,774,809	12,775	—	—	53,320,020	(36,363,230)	16,969,565
Stock-based compensation	73,356	73	—	—	759,500	-	759,573
Net loss					-	(2,319,024)	(2,319,024)
Balances, September 30, 2022	12,848,165	$12,848	—	$—	$54,079,520	$(38,682,254)	$15,410,114

See accompanying notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(5,034,725)	$(2,209,871)
Adjustments required to reconcile net loss to net cash used in operating activities:
Amortization	2,709	2,709
Stock-based compensation	1,149,343	495,153
Changes in operating assets and liabilities:
Accounts payable	—	(451,732)
Accrued interest	—	36,606
Unreimbursed expenses (accrued)	(147,293)	99,907
Net cash used in operating activities	(4,029,966)	(2,027,228)
Financing activities:
Proceeds from sale of common stock	—	2,548,000
Repurchase of common stock via stock buy back program, net of costs	(7,536,216)	—
Repayment to related party/shareholder	—	(275,154)
Net cash provided by (used in) financing activities	(7,536,216)	2,272,846
Net increase (decrease) in cash	(11,566,182)	245,618
Cash, beginning of period	27,204,269	28,660,375
Cash, end of period	$15,638,087	$28,905,993

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

Basic and Diluted Loss per Share

As of September 30, 2022 and 2021, the Company had common stock equivalents related to warrants outstanding to acquire 20,174 and 100,870 shares of the Company’s common stock, respectively.

As of September 30, 2022 and 2021, the Company has no common stock equivalents related to convertible preferred stock issued and outstanding.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
Basic and diluted net loss per share calculation:
Net loss, basic	(5,034,725)	(2,209,871)
Change in fair value of warrants	—	—
Net loss, diluted	(5,034,725)	(2,209,871)
Weighted average common shares outstanding, basic and diluted	13,067,620	12,826,249
Net loss per common share, basic and diluted	$(0.39)	$(0.17)

3. Related Party Transactions

Unreimbursed expenses have been accrued and incurred by management, which total $17,034 as of September 30, 2022 and $164,327 as of December 31, 2021.

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

Accounts payable includes accrued interest obligations to HJF which total $220,845 as of September 30, 2022 and December 31, 2021.

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

5. Stockholders’ Equity

As of September 30, 2022, 893,181 shares of the 908,362 shares of the common stock grant, which includes an additional grant of 120 shares issued during the vesting period due to rounding up of fractional shares, had vested at approximately $2,009,657 value and 15,181 shares remain unvested and unrecognized at approximately $34,157 value. An aggregate of 220,164 shares of common stock were vested at approximately $495,369 value from January through September 2022 in consideration for services rendered.

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

Warrants

At September 30, 2022, outstanding warrants to purchase shares of common stock accounted for as equity or liabilities were as follows with an aggregate intrinsic value as of September 30, 2022 of $38,583 based on the September 30, 2022 closing share price of $9.10:

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

Options

On June 22, 2022, 1,498,128 shares of common stock were granted to employees, consultants, and directors issuable upon exercise of outstanding stock options under the Company’s 2019 Equity Incentive Plan at an exercise price of $7.63 per share, which was the closing share price on June 21, 2022. The options had a fair value on the grant date of $9,512,356 of which $653,974 was expensed through September 30, 2022 and $8,858,382 will be expensed in the future if and as vesting occurs. Vesting will be based on time of service over a four year period and certain additional performance milestones for senior management, primarily related to the planned Phase III clinical trial.

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

To date, we have not generated any revenue and we have incurred net losses. Our net losses were approximately $4.6 million and $1.9 million for the years ended December 31, 2021 and 2020, respectively and $5.0 million and $2.2 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Results of Operations for the Three Months Ended September 30, 2022 and 2021

Research and Development Expenses

Research and development expenses increased by $1,066,397, or 162%, to $1,723,493 for the three months ended September 30, 2022 from $657,096 for the three months ended September 30, 2021. The increase was primarily the result of an increase in stock compensation, clinical, and manufacturing expenses.

General and Administrative Expenses

General and administrative expenses increased by $449,978, or 215%, to $659,568 for the three months ended September 30, 2022 from $209,590 for the three months ended September 30, 2021. The increase was primarily the result of an increase in stock compensation and financing expenses.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

Research and Development Expenses

Research and development expenses increased by $2,521,957, or 169%, to $4,017,564 for the nine months ended September 30, 2022 from $1,495,607 for the nine months ended September 30, 2021. The increase was primarily the result of an increase in cash compensation, clinical, and manufacturing expenses.

General and Administrative Expenses

General and administrative expenses increased by $402,877, or 56%, to $1,128,007 for the nine months ended September 30, 2022 from $725,130 for the nine months ended September 30, 2021. The increase was primarily the result of an increase in stock compensation and financing expenses.

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

We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities; however, there is no assurance that we will be successful at raising additional capital in the future. If our plans are not achieved and/or if significant unanticipated events occur, we may have to further modify our business plan, which may require us to raise additional capital. As of September 30, 2022 and December 31, 2021, our principal source of liquidity was our cash, which totaled $15,638,087 and $27,204,269, respectively, and additional loans and accrued unreimbursed expenses from related parties. Historically, our principal sources of cash have included proceeds from the sale of common stock and preferred stock and related party loans. Our principal uses of cash have included cash used in operations. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development, including our clinical trials, and general working capital requirements.

Cash Flow Activities for the Nine Months Ended September 30, 2022 and 2021

We incurred net losses of $5,034,725 and $2,209,871 during the nine month periods ended September 30, 2022 and 2021, respectively. The increase was primarily the result of an increase in cash compensation, financing, clinical, and manufacturing expenses.

Operating Activities

Net cash used in operating activities was $4,029,966 for the nine months ended September 30, 2022 and $2,027,228 for the nine months ended September 30, 2021.

Investing Activities

We did not use or generate cash from investing activities during the nine months ended September 30, 2022 and September 30, 2021.

Financing Activities

We used a total of $7,536,216 cash for the stock buy back program, net of costs, during the nine months ended September 30, 2022 and used and generated cash netting a total of $2,272,846 from financing activities during the nine months ended September 30, 2021.

Contractual Obligations and Commitments

As of September 30, 2022, we did not have any material contractual obligations, other than employment and shareholder agreements, license for GP2 from HJF, and manufacturing and clinical trial obligations.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K.

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

Recent Accounting Pronouncements

As of September 30, 2022, there were no recent accounting pronouncements applicable to our business.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal accounting and financial officer has concluded that as of September 30, 2022, our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Under the direction of our principal executive officer and principal financial and accounting officer, we are developing a plan to remediate the material weaknesses.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2021:

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

GREENWICH LIFESCIENCES, INC.

November 14, 2022	By:	/s/ Snehal Patel
Snehal Patel
Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

- 14 -