Form 10-K
period 2022-12-31
Greenwich LifeSciences, Inc.
filed 2023-03-31
CIK 1799788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Commission File Number: 001-39555

GREENWICH LIFESCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5473709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3992 Bluebonnet Dr., Building 14, Stafford, Texas 77477	77477
(Address of principal executive offices)	(Zip Code)

(832) 819-3232

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	GLSI	The NASDAQ Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on a closing sale price of $8.47 per share, which was the last sale price of the common stock as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $49,174,372.

As of March 15, 2023, 12,848,165 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

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

The adverse events observed to date have been well-tolerated with no SAEs reported in the Phase IIb clinical trial considered related to GLSI-100 treatment. Therefore, GLSI-100 is well-positioned to serve this population at this stage of treatment. We believe that clinicians and patients are seeking a de-escalation and a return to normal life free of toxic treatments, especially if the chance of recurrence is reduced substantially. GLSI-100 may significantly reduce the incidence of recurrence/metastatic disease and need for additional therapy. Lastly, we believe that GP2 may be the treatment that will synergistically overlap with or follow trastuzumab based treatments, such as Herceptin, Kadcyla, Enhertu or any of the other Herceptin derivatives or antibody drug conjugates being developed.

GP2 Clinical Data & Phase III Clinical Trial (Flamingo-01)

In the Phase IIb and 3 Phase I clinical trials where 146 patients received GP2 immunotherapy, there were no serious adverse events observed related to the immunotherapy or any other GP2 combination treatments.

Clinical Trial Description		Status
GP2 Phase III Clinical Trial – Flamingo-01		Enrolling in US
●	A Randomized, Multicenter, Placebo-controlled, Phase 3 Study to Evaluate the Efficacy and Safety of HER2/neu Peptide GLSI-100 (GP2 + GM-CSF) in HER2/neu Positive Subjects with Residual Disease or High-Risk PCR after both Neoadjuvant and Postoperative Trastuzumab-based Therapy

GP2 Phase IIb Clinical Trial		Trial Completed
●	Prospective, Randomized, Single-Blinded, Multi-Center Phase II Trial of the HER2/neu Peptide GP2 + GM-CSF Vaccine versus GM-CSF Alone in HLA-A*02+ Node-Positive and High-Risk Node-Negative Breast Cancer Patients to Prevent Recurrence

●	89 patients treated with GP2 + GM-CSF, 91 placebo patients treated with GM-CSF

GP2 Phase I Clinical Trial — Combination with AE37		Trial Completed
●	Phase I Safety Trial of the GP2 + GM-CSF Vaccine in Combination with the Helper Peptide AE37 + GM-CSF Vaccine

●	22 patients treated with GP2 + AE37 + GM-CSF

GP2 Phase I Clinical Trial — Combination with Trastuzumab		Trial Completed
●	Phase Ib Trial of Combination Immunotherapy with HER2/neu Peptide GP2 + GM-CSF Vaccine and Trastuzumab in Breast Cancer Patients

●	17 patients treated with GP2 + GM-CSF + trastuzumab

First GP2 Phase I Clinical Trial		Trial Completed
●	Phase Ib Trial of HER2/neu Peptide (GP2) Vaccine in Breast Cancer Patients

●	18 patients treated with GP2 + GM-CSF

Phase I Clinical Trials

First GP2 Phase I Clinical Trial

As shown in the table above, the first GP2 Phase I clinical trial was conducted at Walter Reed Army Medical Center. The clinical trial was conducted in patients over the age of 18 years with a diagnosis of HER2/neu 1-3+, node negative breast cancer who had undergone primary surgical and medical therapies and who were without evidence of disease at the time of enrollment into the clinical trial. Patients were HLA typed and HLA-A*02 patients were skin tested for recall antigens. HLA-A*02 patients found to be immunologically intact received the vaccine. There were no grade 3-5 toxicities observed among the 18 patients that received a total of 108 doses of GP2 + GM-CSF. Among all patients that participated in the clinical trial, the maximum observed local toxicity that occurred was grade 1 in 38.9% and grade 2 in 61.1% of the patients. The maximum systemic toxicity observed during the clinical trial was grade 0 in 5.6%, grade 1 in 61.1%, and grade 2 in 33.3% of the patients. The most common local reactions included erythema and induration (100% of patients), pruritis (25%), and inflammation (23%). The most common systemic reactions were grade 1 fatigue (40%) and grade 1 arthralgia/myalgia (15%). There were no recurrences and no deaths reported among the patients that participated in the clinical trial. Additional data analysis reported by the investigators, included topics such as pre-existing immunity, effects of dosing, and epitope spreading.

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

GP2 Phase I Clinical Trial — Combination with AE37

As shown in the table above, a Phase I trial evaluating the combination therapy of GP2 + GM-CSF administered simultaneously with HER2/neu peptide AE37 in 22 clinically disease-free, HER2/neu breast cancer and ovarian cancer patients was conducted. While 28 patients enrolled, 22 were treated and 14 patients completed the 6 vaccination series. Final results suggest that the combination of GP2 and AE37 peptides is well tolerated at each of the tested dosing levels. Additionally, we believe that the combination is capable of stimulating strong peptide-specific in vivo immune responses.

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

The Phase IIb clinical trial closed in December 2018. The final median 5 year follow-up data is presented below. A total 180 intent-to-treat patients enrolled in the clinical trial. HER2/neu status was determined based on the expression levels of the HER2/neu protein in each patient using standard of care HER2/neu diagnostic technology. The trial was prospectively designed to analyze these fully treated patients by 2 distinct patient populations, namely HER2/neu 3+ (positive or over expressors) and HER2/neu 1-2+ (low to intermediate expressors):

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

5 Year Data Set of GP2 Phase IIb Trial: HER2 3+ (Positive or Over Expressors) Patients Who are in the Efficacy Population

The figure below shows a time series of the GLSI-100 immunotherapy injections, adverse events (“AE”), immune response, and 100% disease-free survival (0% recurrence rate) in HER2 positive breast cancer patients over median 5 years. This time series highlights that the 10 GLSI-100 immunotherapy injections over the first 2.5 years (as depicted by the 10 arrows on the x-axis) demonstrated a potent immune response that typically peaked at 6 months. The immune response also included injection site and systemic reactions that peaked at approximately 6 months. We believe that these AEs are a positive sign that the immune system responded to GLSI-100 immunotherapy and contributed to the decline in metastatic breast cancer recurrence. The observed AEs associated with GLSI-100 injections were temporary and declined after GLSI-100 injections ended.

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

GLSI-100 immunotherapy demonstrated GP2-specific immune responses. We believe that this data and the absence of observed metastatic breast cancer recurrence in the HER2/neu 3+ population in the Phase IIb clinical trial, support GP2’s mechanism of action. Statistically significant peak immunity was typically observed after 6 months of GLSI-100 treatment, as measured in both the Dimer Binding Assay and the Delayed Type Hypersensitivity (DTH) skin test. The HER2/neu 3+ population’s immune response was similar to the HER2/neu 1-2+ population’s immune response, suggesting the potential to treat the HER2/neu 1-2+ population (including triple negative breast cancer) with GP2 immunotherapy in combination with trastuzumab (Herceptin) based products and other synergistic clinically active agents. The broad based immune response suggests the potential for GP2 to treat other HER2/neu 1-3+ expressing cancers. Further, booster injections given every 6 months after the PIS were observed to elicit a prolonged immune response, which may provide longer term protection.

Phase III Trial, Flamingo-01

We have commenced Flamingo-01, a Phase III clinical trial with Baylor College of Medicine as the global primary investigator site. Flamingo-01includes an interim analysis and uses a similar treatment regime as the Phase IIb clinical trial.

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

Corporate Strategy

We do not have a sales, marketing, or product distribution strategy for our GP2 immunotherapy or any future product candidates because GP2 is still in clinical development. Our future commercial strategy, if our GP2 immunotherapy or any future product candidates are approved, may include the use of strategic partners, distributors, a contract sales force, or the establishment of our own commercial and specialty sales force for the U.S. market, as well as similar strategies for regions and territories outside the U.S. We plan to further evaluate these options as we approach submission of a new drug application or biologics license application for one our product candidates for one or more indications.

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

Pipeline Strategy — Including GP2 In Other HER2/neu-Expressing Cancers

We are developing follow-on indications for GP2 by designing and planning additional clinical trials to expand the breast cancer patient population and to pursue additional HER2/neu-expressing cancers. Pending the receipt of sufficient capital, the Phase III clinical trial can be supplemented with additional clinical trials designed to evaluate the safety and efficacy of GLSI-100 in (1) patients immediately upon diagnosis in parallel to neoadjuvant treatment and surgery to provide maximum protection against breast cancer recurrence as soon as possible, (2) other HLA patients in the same HER2/neu 3+ breast cancer patient population, (3) breast cancer patients who are low to intermediate expressors of HER2/neu (1-2+) or (4) other HER2/neu-expressing cancers including, but not limited to, ovarian, gastrointestinal, and colon cancers.

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

Human Capital Management

As of March 15, 2023 we had 3 full-time employees and 3 part-time employees. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees. We do not have any employees that are represented by a labor union or covered under a collective bargaining agreement. Our future success depends on our ability to attract, develop and retain key personnel, maintain our culture, and ensure diversity and inclusion in our board, management and broader workforce. Our human resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees.

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

We are a clinical stage biopharmaceutical company focused on the development of our novel cancer immunotherapy GP2, for breast cancer and potentially for a broad range of other HER2/neu-expressing cancers. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from collaboration and licensing agreements or product sales to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses since our inception. For the years ended December 31, 2022 and 2021, we reported a net loss of $7.8 million and $4.6 million, respectively. As of December 31, 2022, we had an accumulated deficit of $41.5 million.

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

We expect our existing cash as of December 31, 2022 will enable us to fund our operating expenses through and capital expenditure requirements for at least twelve months from the date of this Annual Report on Form 10-K; however, our existing cash will not be sufficient to complete development and obtain regulatory approval for our product candidate, and we will need to raise significant additional capital to help us do so. In addition, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned.

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

As of December 31, 2022, we had federal net operating loss, or NOLs, carryforwards of approximately $14.9 million. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax laws, and will begin to expire, if not utilized, beginning in 2027. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, federal NOLs incurred in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act, or whether any further regulatory changes may be adopted in the future that could minimize its applicability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and certain corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in the ownership of its equity over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited.

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

As previously disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2022, the FDA placed our evaluation of GLSI-100 in certain HER2/neu positive patients and Flamingo-01 on clinical hold prohibiting us from commencing Flamingo-01 until we provided such manufacturing information. On July 11, 2022, we received a letter from the FDA stating that we have satisfactorily addressed all clinical hold issues identified and that the clinical hold has been removed and we may proceed with the clinical trial. There can be no assurance that the FDA will not place future clinical trials of our product candidate on additional clinical holds in the future. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

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

Our product development program is dependent on the validation and development of an in vitro companion diagnostic by us or by third-party collaborators. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices. The approval of a companion diagnostic as part of the product labeling may limit the use of the product candidate to only those patients who express the specific genetic alteration it was developed to detect.

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

As of March 15, 2023, we had 3 full-time employees and 3 part-time employees. We will need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidate. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources may increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

As of March 15, 2023, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 52% of our outstanding shares of common stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Number of Stockholders

As of March 15, 2023, we had approximately 16 stockholders of record of our common stock.

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

To date, we have not generated any revenue and we have incurred net losses. Our net losses were approximately $7.8 million and $4.6 million for the years ended December 31, 2022 and 2021, respectively.

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

Results of Operations For the Years Ended December 31, 2022 and 2021

Research and Development Expenses

Research and development expenses increased by $2,916,153, or approximately 82%, to $6,475,668 for the year ended December 31, 2022 from $3,559,515 for the year ended December 31, 2021. The increase was primarily the result of increases in manufacturing and clinical expenses for the Phase III clinical trial.

General and Administrative Expenses

General and administrative expenses increased by $526,158, or approximately 51% to $1,564,586 for the year ended December 31, 2022 from $1,038,428 for the year ended December 31, 2021. The increase was primarily the result of increases in cash and stock-based compensation expense.

Liquidity and Capital Resources

Since our inception in 2006, we have devoted most of our cash resources to research and development and general and administrative activities. We have not yet achieved commercialization of our product and have a cumulative net loss from our operations. We will continue to incur net losses for the foreseeable future.

We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities; however, there is no assurance that we will be successful at raising additional capital in the future. If our plans are not achieved and/or if significant unanticipated events occur, we may have to further modify our business plan, which may require us to raise additional capital. As of December 31, 2022 and December 31, 2021, our principal source of liquidity was our cash, which totaled $13,468,026 and $27,204,269, respectively, and additional loans and accrued unreimbursed expenses from related parties. Historically, our principal sources of cash have included proceeds from the sale of common stock and preferred stock and related party loans. Our principal uses of cash have included cash used in operations. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development, including our clinical trials, and general working capital requirements.

Cash Flow Activities for the Years Ended December 31, 2022 and 2021

We incurred net losses of $7,825,237 and $4,570,576 during the years ended December 31, 2022 and 2021, respectively, and the increase was primarily the result of increases in manufacturing and clinical expenses for the Phase III clinical trial and increases in cash and stock-based compensation expense. Cash was $13,468,026 at December 31, 2022 and $27,204,269 at December 31, 2021 and decreased due to the following reasons:

Operating Activities

Net cash used in operating activities was $6,200,027 for the year ended December 31, 2022 and $4,291,548 for the year ended December 31, 2021. The increase was primarily the result of increases in manufacturing and clinical expenses for the Phase III clinical trial and increases in cash compensation expense.

Investing Activities

We did not use or generate cash from investing activities during the year ended December 31, 2022 and December 31, 2021.

Financing Activities

Net cash used in financing activities was $7,536,216 during the year ended December 31, 2022, attributable to the repurchase of common stock pursuant to the Company’s stock repurchase program. Net cash provided by financing activities was $2,835,442 during the year ended December 31, 2021, attributable to the exercise of the underwriter’s over-allotment option from our follow-on offering and the partial exercise of underwriter warrants.

Contractual Obligations and Commitments

As of December 31, 2022, we did not have any material contractual obligations, other than employment and shareholder agreements, license for GP2 from HJF, manufacturing and clinical trial obligations related to the Phase III clinical trial.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which provides guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of income. The Company adopted Topic 842 effective October 1, 2019 and elected the package of transition practical expedients for expired or existing contracts, which does not require reassessment of: (1) whether any of the Company’s contracts are or contain leases, (2) lease classification and (3) initial direct costs. In July 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements - Leases (Topic 842).” The Company did not elect the hindsight practical expedient. This update provides an optional transition method that allows entities to elect to apply the standard using the modified retrospective approach at its effective date, versus recasting the prior years presented. If this adoption method is elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company elected this adoption method on October 1, 2019 and the adoption did not result in any cumulative impact to retained earnings.

Additionally, the Company’s adoption of Topic 842 did not have a significant impact on the recognition, measurement, or presentation of lease expenses within the statements of operations or the statements of cash flows. The Company’s adoption of Topic 842 did not have a material impact on the timing or amount of the Company’s sublease agreement.

In January 2021, the Company early adopted ASU 2020-06 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also includes targeted improvements to the disclosures for convertible instruments and earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal accounting and financial officer has concluded that as of December 31, 2022, our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Under the direction of our principal executive officer and principal financial and accounting officer, we are developing a plan to remediate the material weaknesses.

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

As of December 31, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting had material weaknesses that lack adequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping and we are implementing plans to improve such internal control.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

The following table sets forth the name, age and position of each of our executive officers, key employees and directors as of March 15, 2023. All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers serve at the discretion of the board.

Name	Age	Position
Snehal Patel	59	Chief Executive Officer, Chief Financial Officer and Director
F. Joseph Daugherty	72	Chief Medical Officer and Director
Jaye Thompson	57	Vice President Clinical & Regulatory Affairs
David McWilliams	79	Chairman of the Board
Eric Rothe	47	Director
Kenneth Hallock	74	Director

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

Hedging and Pledging Policies

As part of our Insider Trading Policy, all of our officers, all of our directors, certain of our employees and consultants and family members or others sharing a household with any of the foregoing are prohibited from engaging in short sales of our securities, any hedging or monetization transactions involving our securities and in transactions involving puts, calls or other derivative securities based on our securities. Our Insider Trading Policy further prohibits such persons from purchasing our securities on margin, borrowing against any account in which our securities are held or pledging our securities as collateral for a loan unless pre-cleared by our Insider Trading Compliance Officer. As of March 15, 2023, none of our directors or executive officers had pledged any shares of our common stock.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the year ended December 31, 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Total ($)
Snehal Patel, Chief Executive Officer	2022	506,250	503,125	1,201,050	2,210,425
	2021	450,000	475,000	491,589	1,416.589

(1)	For 2022 fiscal year, Mr. Patel received 163,863 shares of our common stock and options to purchase 131,900 shares of common stock for services rendered and as incentive for services to be rendered. The options may or may not vest based on certain additional performance milestones. For 2021 fiscal year, Mr. Patel received 218,484 shares of our common stock and no options or warrants for services rendered and as incentive for services to be rendered.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding awards held by each of our named executive officers that were outstanding as of December 31, 2022.

	Option Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
+Snehal Patel	26,219	1,022,504	7.63	June 21, 2032

(1)	On June 22, 2022, we granted Mr. Patel options to purchase shares of common stock for compensation and incentives to be earned in equal installments over 48 months. Between the 6 month period, June, 22, 2022 to December 31, 2022, Mr. Patel earned 131,900 options which may or may not vest based on certain additional performance milestones and of which 20% is currently vested and exercisable, totaling 26,219 shares, and the balance, or 1,022,504 options, may or may not vest over the 42 month period commencing on January 1, 2023 or thereafter.

(2)	We granted Mr. Patel shares of common stock on September 30, 2019 for compensation and incentives of which 93,633 vested immediately upon grant and 655,452 vested between October 1, 2019 and September 30, 2022 in 36 equal installments over the 36 month period.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board and received compensation for such service during the fiscal year ended December 31, 2022. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board in 2022.

Name	Fees Earned or Paid in Cash ($)	Stock and Option Awards ($)	All Other Compensation ($)	Total ($)
David McWilliams(1)		65,011		65,011
Eric Rothe(2)		43,368		43,368
Kenneth Hallock(3)		43,368		43,368

(1)	We granted Mr. McWilliams options to purchase shares of common stock on June 22, 2022 for compensation and incentives of which 7,748 options vested between June, 22, 2022 and December 31, 2022 over the 6 month period, and the balance, or 54,236 options, vest over 42 equal monthly installments commencing on January 1, 2023. We granted Mr. McWilliams shares of common stock on September 30, 2019 for compensation and incentives of which 28,116 shares vested between October 1, 2019 and September 30, 2022 in 36 equal installments over the 36 month period.

(2)	We granted Mr. Rothe options to purchase shares of common stock on June 22, 2022 for compensation and incentives of which 5,169 options vested between June, 22, 2022 and December 31, 2022 over the 6 month period, and the balance, or 36,180 options, vest over 42 equal monthly installments commencing on January 1, 2023. We granted Mr. Rothe shares of common stock on September 30, 2019 for compensation and incentives of which 18,756 shares vested between October 1, 2019 and September 30, 2022 in 36 equal installments over the 36 month period.

(3)	We granted Mr. Hallock options to purchase shares of common stock on June 22, 2022 for compensation and incentives of which 5,169 options vested between June, 22, 2022 and December 31, 2022 over the 6 month period, and the balance, or 36,180 options, vest over 42 equal monthly installments commencing on January 1, 2023. We granted Mr. Hallock shares of common stock on September 30, 2019 for compensation and incentives of which 18,756 shares vested between October 1, 2019 and September 30, 2022 in 36 equal installments over the 36 month period.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2023 by:

●	each of our named executive officers;

●	each of our directors;

●	all of our current directors and executive officers as a group; and

●	each stockholder known by us to own beneficially more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 15, 2023, pursuant to the exercise of options or warrants, vesting of common stock or conversion of preferred stock or convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 12,848,165 shares of common stock issued and outstanding as of March 15, 2023.

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

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage
Executive officers and directors:
Snehal Patel	5,324,974	(1)	40.68%
F. Joseph Daugherty	96,142	(2)	*
David McWilliams	634,532	(3)	4.93%
Eric Rothe	322,731	(4)	2.51%
Kenneth Hallock	406,809	(5)	3.16%
All current named executive officers and directors as a group (5) persons	6,785,188		51.62%

*	Represents beneficial ownership of less than 1%

(1)	Consists of (i) 1,255,074 shares of common stock owned by Snehal Patel, (ii) 1,474,568 shares of common stock owned by Snehal Patel IRA, (iii) 919,234 shares of common stock owned by Patel Family Trust 1, (iv) 743,218 shares of common stock owned by Patel Family Trust 2, (v) 743,218 shares of common stock owned by Patel Family Trust 3, and (vi) 135,865 shares of common stock owned by Kinnary Patel IRA. Includes 53,797 shares of common stock exercisable upon exercise of vested stock options and stock options that vest within 60 days. Snehal Patel and Kinnary Patel, the spouse of Snehal Patel, are the Trustees of the Patel Family Trust 1, Patel Family Trust 2 and Patel Family Trust 3. Snehal Patel is the Trustee of the Snehal Patel IRA. Kinnary Patel is the Trustee of the Kinnary Patel IRA. In such capacities, Snehal Patel is deemed to hold voting and dispositive power over the securities held by such entities.

(2)	Includes 6,009 shares of common stock exercisable upon exercise of vested stock options and stock options that vest within 60 days.

(3)	Includes 14,205 shares of common stock exercisable upon exercise of vested stock options and stock options that vest within 60 days.

(4)	Includes 9,476 shares of common stock exercisable upon exercise of vested stock options and stock options that vest within 60 days.

(5)	Includes 9,476 shares of common stock exercisable upon exercise of vested stock options and stock options that vest within 60 days. Kenneth Hallock and Annette Hallock are the Trustees of the Hallock Trust and in such capacities share voting and dispositive power over the securities held by such entity.

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

Based on a review of the copies of such forms received, we believe that during 2022, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2022 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by MaloneBailey, LLP, our independent registered public accounting firm, for the indicated services for each of the last two fiscal years were as follows:

	2022	2021
Audit fees (1)	$60,000	$54,000
Audit-related fees	$30,000	$8,940
Tax fees	$-	$-
All other fees	$-	$-

(1)	Audit fees consist of fees for professional services performed by MaloneBailey for the audit and review of our financial statements, preparation and filing of our registration statements, including issuance of comfort letters.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
(a)(1) Financial Statements
The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit Number	Description
1.1	Open Market Sale Agreement, dated July 12, 2022 by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.1 to Form 8-K filed on July 12, 2022)
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 1, 2020)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 1, 2020)
4.1	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
4.2	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to Form 10-K filed on March 31, 2021).
10.1+	2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form S-1 filed on May 29, 2020)
10.2	Form of Indemnification Agreement with directors and executive officers (incorporated by reference to Exhibit 10.1 to Form S-1 filed on May 29, 2020)
10.3	Exclusive License Agreement between The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. and the Company (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
10.4	First Amendment to Exclusive License Agreement between The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. and the Company (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
10.5	Second Amendment to Exclusive License Agreement between The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. and the Company (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
10.6	American Arbitration Association Award of Arbitrators (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
10.7+	Employment Agreement between the Company and Snehal Patel dated September 29, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2020)
10.8	Registration Rights Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
23.1	Consent of MaloneBailey LLP
24	Power of Attorney (included on signature page hereto).
31.1	Certification of Principal Executive Officer and Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWICH LIFESCIENCES, INC.

/s/ Snehal Patel
March 31, 2023	Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

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

SIGNATURE	TITLE	DATE

/s/ Snehal Patel	Chief Executive Officer and Director	March 31, 2023
Snehal Patel	(Principal Executive Officer and Principal Accounting and Financial Officer)

/s/ F. Joseph Daugherty	Chief Medical Officer and Director	March 31, 2023
F. Joseph Daugherty

/s/ David McWilliams	Director	March 31, 2023
David McWilliams

/s/ Eric Rothe	Director	March 31, 2023
Eric Rothe

/s/ Kenneth Hallock	Director	March 31, 2023
Kenneth Hallock

GREENWICH LIFESCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Greenwich Lifesciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Greenwich LifeSciences, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Houston, Texas
March 31, 2023

GREENWICH LIFESCIENCES, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

	2022	2021
Assets
Current assets
Cash	$13,468,026	$27,204,269
Acquired patents, net	9,003	12,615
Total assets	$13,477,029	$27,216,884

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable & accrued interest	$220,845	$220,845
Unreimbursed expenses	42,060	164,327
Total current liabilities	262,905	385,172
Total liabilities	262,905	385,172

Stockholders’ equity

Common stock, $0.001 par value; 100,000,000 shares authorized; 12,848,165 and 13,147,829 shares issued and outstanding as of December 31, 2022 and 2021, respectively	12,848	13,148

Additional paid-in capital	54,674,042	60,466,093
Accumulated deficit	(41,472,766)	(33,647,529)
Total stockholders’ equity	13,214,124	26,831,712
Total liabilities and stockholders’ equity	$13,477,029	$27,216,884

See accompanying notes to financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
Revenue	$—	$—
Operating expenses
Research and development	6,475,668	3,559,515
General and administrative	1,564,586	1,038,428
Total operating expenses	8,040,254	4,597,943
Loss from operations	(8,040,254)	(4,597,943)
Interest income	215,017	27,367
Net loss	$(7,825,237)	$(4,570,576)
Per share information:
Net loss per common share, basic and diluted	$(0.61)	$(0.35)
Weighted average common shares outstanding, basic and diluted	12,913,848	12,944,134

See accompanying notes to financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock		Preferred Stock		Additional		Total
	Shares	Par Amount	Shares	Par Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balances, December 31, 2020	12,703,541	$12,704	—	$—	$56,695,359	$(29,076,953)	$27,631,110
Stock-based compensation	293,592	293	—	—	660,289	—	660,582
Issuance of common stock from exercise of Green Shoe of follow-on offering, net of offering costs	70,000	70	—	—	2,547,930	—	2,548,000
Issuance of common stock through partial exercise of underwriter warrants	80,696	81	—	—	562,515	—	562,596
Net loss						(4,570,576)	(4,570,576)
Balances, December 31, 2021	13,147,829	$13,148	—	$—	$60,466,093	$(33,647,529)	$26,831,712
Stock-based compensation	220,164	220	—	—	1,743,645	—	1,743,865
Repurchase of common stock via stock repurchase program, net of costs	(519,828)	(520)	—	—	(7,535,696)	—	(7,536,216)
Net loss						(7,825,237)	(7,825,237)
Balances, December 31, 2022	12,848,165	$12,848	—	$—	$54,674,042	$(41,472,766)	$13,214,124

See accompanying notes to financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
Operating activities:
Net loss	$(7,825,237)	$(4,570,576)
Adjustments required to reconcile net loss to net cash used in operating activities:
Amortization	3,612	3,612
Stock-based compensation	1,743,865	660,582
Changes in operating assets and liabilities:
Accounts payable	—	(526,732)
Accrued interest	—	36,606
Unreimbursed expenses (accrued)	(122,267)	104,960
Net cash used in operating activities	(6,200,027)	(4,291,548)
Investing activities:
Financing activities:
Net proceeds from exercise of Green Shoe from follow-on offering and exercise of underwriter warrants	—	3,110,596
Repurchase of common stock via stock repurchase program, net of costs	(7,536,216)	—
Advance from related party/shareholder	—	(275,154)
Net cash provided by (used in) financing activities	(7,536,216)	2,835,442
Net increase (decrease) in cash	(13,736,243)	(1,456,106)
Cash, beginning of period	27,204,269	28,660,375
Cash, end of period	$13,468,026	$27,204,269

See accompanying notes to financial statements.

GREENWICH LIFESCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Description of the Business

Greenwich LifeSciences, Inc. (the “Company”) was incorporated in the state of Delaware in 2006 under the name Norwell, Inc. In March 2018, Norwell, Inc. changed its name to Greenwich LifeSciences, Inc. In February 2023, Greenwich LifeSciences Europe Limited was incorporated as a wholly owned subsidiary in Ireland. The Company is developing a breast cancer immunotherapy focused on preventing the recurrence of breast cancer following surgery.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the estimated discounted future net cash flows arising from the assets or asset groups. No impairment losses on long-lived assets have been recorded through December 31, 2022.

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02-Leases (Topic 842), which significantly amends the way companies are required to account for leases. Under the updated leasing guidance, some leases that did not have to be reported previously are now required to be presented as an asset and liability on the balance sheet. In addition, for certain leases, what was previously classified as an operating expense must now be allocated between amortization expense and interest expense. The Company elected to adopt this update using the modified retrospective transition method and prior periods have not been restated. The current monthly rent is approximately $2,555. The month-to-month sub-lease is from a related party and the underlying lease expires in May of 2024 . Any right of use asset and liability is deemed to be nominal as of December 31, 2022 and 2021.

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

As of December 31, 2022 and 2021, the Company had common stock equivalents related to warrants outstanding to acquire 20,174 shares of the Company’s common stock.

As of December 31, 2022 and 2021, the Company has no common stock equivalents related to convertible preferred stock issued and outstanding.

Convertible Debt and Convertible Preferred Stock

In January 2021, the Company early adopted ASU 2020-06 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also includes targeted improvements to the disclosures for convertible instruments and earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements.

3. Related Party Transactions

Unreimbursed expenses have been accrued and incurred by management, which total $42,060 as of December 31, 2022 and $164,327 as of December 31, 2021.

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

GREENWICH LIFESCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

4. Income Taxes

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	3,137,364	1,860,276
Valuation allowance	(3,137,364)	(1,860,276)
Total deferred tax assets	—	—

The federal income tax rate used for 2022 and 2021 was 21%. At December 31, 2022, the Company had federal net operating loss (“NOL”) carryforwards of approximately $14.9 million that will expire in tax years up through 2037. The NOLs generated in tax years 2018 and forward will carry forward indefinitely, but the deductibility of such federal net operating losses is limited. The NOL and tax credit carryforwards may be further subject to the application of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as discussed further below. The Company has provided a valuation allowance to offset the deferred tax assets due to the uncertainty of realizing the benefits of the net deferred tax asset.

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

The Company paid HJF an aggregate total of $434,732 in July 2021 related to annual maintenance fees and reimbursement of patent expenses. Accounts payable includes accrued interest which total $220,845 as of December 31, 2022 and 2021.

GREENWICH LIFESCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2022, 893,181 shares of the 908,362 shares of the common stock grant, which includes an additional grant of 120 shares issued during the vesting period due to rounding up of fractional shares, had vested at approximately $2,009,657 value and 15,181 shares remain unvested and unrecognized at approximately $34,157 value. In 2022, 220,164 shares of common stock grant vested at approximately $495,369 value.

As of December 31, 2021, 673,017 shares of the 908,242 shares of the common stock grant had vested at approximately $1,514,288 value and 235,225 shares remain unvested and unrecognized at approximately $529,256 value. In 2021, 293,592 shares of the common stock grant vested at approximately $660,582 value.

On January 23, 2022, the Board of Directors authorized the Company’s management to implement a stock repurchase program for up to $10 million of the Company’s common stock at any time. The term of the Board of Directors authorization of the repurchase program is until March 31, 2023. The repurchase program may be suspended or discontinued at any time and will be funded using the Company’s working capital. As of December 31, 2022, approximately 519,828 shares of the Company’s common stock has been repurchased and cancelled at an aggregate purchase price, including all transactions costs, of approximately $7,536,216.

On January 23, 2022, the Board of Directors extended the lock-up of the shares owned by the Company’s directors, officers, and existing pre-IPO investors to March 24, 2023 (30 months from date of the Company’s IPO) from March 24, 2022 (18 months from date of the Company’s IPO). On November 30, 2022, the Board of Directors further extended the lock-up of the shares owned by the Company’s directors, officers, and existing pre-IPO investors to December 31, 2023 (approximately 39 months from date of the Company’s IPO) from March 24, 2023 (30 months from date of the Company’s IPO). During this period, current officers, directors and certain shareholders will not be able to sell their shares of the Company’s common stock unless otherwise modified by the Board of Directors.

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

GREENWICH LIFESCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

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

At December 31, 2022, outstanding warrants to purchase shares of common stock accounted for as equity or liabilities were as follows with an aggregate intrinsic value as of December 31, 2022 of $161,644 based on the December 30, 2022 closing share price of $15.20:

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

Options

On June 22, 2022, prior to the close of the Nasdaq market, 1,498,128 shares of common stock were granted to employees, consultants, and directors issuable upon exercise of outstanding stock options under the Company’s 2019 Equity Incentive Plan at an exercise price of $7.63 per share, which was the most recent prior closing share price on June 21, 2022. The options had a fair value on the grant date of $9,512,356, based on a risk-free rate of 3.2% and an annualized volatility of 106%, of which $1,248,496 was expensed through December 31, 2022 and $8,263,860 will be expensed in the future if and as vesting occurs. Vesting will be based on time of service over a four year period and certain additional performance milestones for senior management, primarily related to the Phase III clinical trial.

