Form 10-Q
period 2023-03-31
Greenwich LifeSciences, Inc.
filed 2023-05-22
CIK 1799788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, the issuer had 12,848,165 shares of Common Stock issued and outstanding.

GREENWICH LIFESCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENWICH LIFESCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022 (UNAUDITED)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash	$11,911,219	$13,468,026
Non-current assets
Acquired patents, net	8,100	9,003
Total assets	$11,919,319	$13,477,029

Liabilities and stockholders’ equity
Current liabilities
Accounts payable & accrued interest	$220,845	$220,845
Unreimbursed expenses	14,730	42,060
Total current liabilities	235,575	262,905
Total liabilities	235,575	262,905

Stockholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,848,165 shares issued and outstanding as of March 31, 2023 and December 31, 2022	12,848	12,848
Additional paid-in capital	55,268,564	54,674,042
Accumulated deficit	(43,597,668)	(41,472,766)
Total stockholders’ equity	11,683,744	13,214,124
Total liabilities and stockholders’ equity	$11,919,319	$13,477,029

See accompanying notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Revenue	$—	$—
Operating expenses
Research and development	1,827,907	1,660,821
General and administrative	413,175	328,382
Total operating expenses	2,241,082	1,989,203
Loss from operations	(2,241,082)	(1,989,203)
Interest income	116,180	19,575
Net loss	$(2,124,902)	$(1,969,628)
Per share information:
Net loss per common share, basic and diluted	$(0.17)	$(0.15)
Weighted average common shares outstanding, basic and diluted	12,848,165	13,063,710

See accompanying notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

	Common Stock		Additional		Total
	Shares	Par Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balances, December 31, 2021	13,147,829	$13,148	$60,466,093	$(33,647,529)	$26,831,712
Stock-based compensation	73,452	74	165,193	—	165,267
Repurchase of common stock via stock buy back program, net of costs	(269,828)	(270)	(5,513,441)	—	(5,513,711)
Net loss				(1,969,628)	(1,969,628)
Balances, March 31, 2022	12,951,453	$12,952	$55,117,845	$(35,617,157)	$19,513,640

Balances, December 31, 2022	12,848,165	$12,848	$54,674,042	$(41,472,766)	$13,214,124
Stock-based compensation	—	—	594,522	—	594,522
Net loss				(2,124,902)	(2,124,902)
Balances, March 31, 2023	12,848,165	$12,848	$55,268,564	$(43,597,668)	$11,683,744

See accompanying notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(2,124,902)	$(1,969,628)
Adjustments required to reconcile net loss to net cash used in operating activities:
Amortization	903	903
Stock-based compensation	594,522	165,267
Changes in operating assets and liabilities:
Unreimbursed expenses (accrued)	(27,330)	(144,004)
Net cash used in operating activities	(1,556,807)	(1,947,462)
Financing activities:
Repurchase of common stock via stock buy back program, net of costs	—	(5,513,711)
Net cash provided by (used in) financing activities	—	(5,513,711)
Net increase (decrease) in cash	(1,556,807)	(7,461,173)
Cash, beginning of period	13,468,026	27,204,269
Cash, end of period	$11,911,219	$19,743,096

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements of the Company for the years ended December 31, 2022 and 2021 as reported in the Company’s Form 10-K have been omitted.

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02-Leases (Topic 842), which significantly amends the way companies are required to account for leases. Under the updated leasing guidance, some leases that did not have to be reported previously are now required to be presented as an asset and liability on the balance sheet. In addition, for certain leases, what was previously classified as an operating expense must now be allocated between amortization expense and interest expense. The Company elected to adopt this update using the modified retrospective transition method and prior periods have not been restated. The current monthly rent is approximately $2,555. The month-to-month sub-lease is from a related party and the underlying lease expires in May of 2024. Any right of use asset and liability is deemed to be nominal as of March 31, 2023 and December 31, 2022.

Basic and Diluted Loss per Share

As of March 31, 2023 and 2022, the Company had common stock equivalents related to warrants outstanding to acquire 20,174 shares of the Company’s common stock.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Basic and diluted net loss per share calculation:
Net loss, basic	(2,124,902)	(1,969,628)
Change in fair value of warrants	—	—
Net loss, diluted	(2,124,902)	(1,969,628)
Weighted average common shares outstanding, basic and diluted	12,848,165	13,063,710
Net loss per common share, basic and diluted	$(0.17)	$(0.15)

3. Related Party Transactions

Unreimbursed expenses have been accrued and incurred by management, which total $14,730 as of March 31, 2023 and $42,060 as of December 31, 2022.

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

Accounts payable includes accrued interest obligations to HJF which total $220,845 as of March 31, 2023 and December 31, 2022.

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

5. Stockholders’ Equity

As of March 31, 2023, 893,181 shares of the 908,362 shares of the common stock grant, which includes an additional grant of 120 shares issued during the vesting period due to rounding up of fractional shares, had vested at approximately $2,009,657 value and 15,181 shares remain unvested and unrecognized at approximately $34,157 value. There were no shares vested during the three months ended March 31, 2023.

On January 23, 2022, the Board of Directors authorized the Company’s management to implement a stock repurchase program for up to $10 million of the Company’s common stock at any time. The term of the Board of Directors authorization of the repurchase program is until March 31, 2023. The repurchase program may be suspended or discontinued at any time and will be funded using the Company’s working capital. As of March 31, 2023, approximately 519,828 shares of the Company’s common stock has been repurchased and cancelled at an aggregate purchase price, including all transactions costs, of approximately $7,536,216. There were no shares repurchased during the three months ended March 31, 2023. As of March 31, 2022, approximately 269,828 shares of the Company’s common stock had been repurchased and cancelled at an aggregate purchase price, including all transactions costs, of approximately $5,513,711.

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

Warrants

At March 31, 2023, outstanding warrants to purchase shares of common stock accounted for as equity or liabilities were as follows with an aggregate intrinsic value as of March 31, 2023 of $133,199 based on the March 31, 2023 closing share price of $13.79:

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

Options

On June 22, 2022, prior to the close of the Nasdaq market, 1,498,128 shares of common stock were granted to employees, consultants, and directors issuable upon exercise of outstanding stock options under the Company’s 2019 Equity Incentive Plan at an exercise price of $7.63 per share, which was the most recent prior closing share price on June 21, 2022. The options had a fair value on the grant date of $9,512,356, based on a risk-free rate of 3.2% and an annualized volatility of 106%, of which $1,843,018 was expensed through March 31, 2023 and $7,669,338 will be expensed in the future if and as vesting occurs. Vesting will be based on time of service over a four year period and certain additional performance milestones for senior management, primarily related to the Phase III clinical trial.

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

In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 31, 2023. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

To date, we have not generated any revenue and we have incurred net losses. Our net losses were approximately $7.8 million and $4.6 million for the years ended December 31, 2022 and 2021, respectively and $2.1 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively.

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

Results of Operations for the Three Months Ended March 31, 2023 and 2022

Research and Development Expenses

Research and development expenses increased by $167,086, or 10%, to $1,827,907 for the three months ended March 31, 2023 from $1,660,821 for the three months ended March 31, 2022. The increase was primarily the result of an increase in cash compensation, clinical, and manufacturing expenses.

General and Administrative Expenses

General and administrative expenses increased by $84,793, or 26%, to $413,175 for the three months ended March 31, 2023 from $328,382 for the three months ended March 31, 2022.

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

We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities; however, there is no assurance that we will be successful at raising additional capital in the future. If our plans are not achieved and/or if significant unanticipated events occur, we may have to further modify our business plan, which may require us to raise additional capital. As of March 31, 2023 and December 31, 2022, our principal source of liquidity was our cash, which totaled $11,911,219 and $13,468,026, respectively, and additional loans and accrued unreimbursed expenses from related parties. Historically, our principal sources of cash have included proceeds from the sale of common stock and preferred stock and related party loans. Our principal uses of cash have included cash used in operations. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development, including our clinical trials, and general working capital requirements.

Cash Flow Activities for the Three Months Ended March 31, 2023 and 2022

We incurred net losses of $2,124,902 and $1,969,628 during the three month periods ended March 31, 2023 and 2022, respectively. The increase was primarily the result of an increase in cash compensation, clinical, and manufacturing expenses.

Operating Activities

Net cash used in operating activities was $1,556,807 for the three months ended March 31, 2023 and $1,947,462 for the three months ended March 31, 2022.

Investing Activities

We did not use or generate cash from investing activities during the three months ended March 31, 2023 and March 31, 2022.

Financing Activities

We used a total of $0 and $5,513,711 cash for the stock buy back program, net of costs, during the three months ended March 31, 2023 and March 31, 2022, respectively.

Contractual Obligations and Commitments

As of March 31, 2023, we did not have any material contractual obligations, other than employment and shareholder agreements, license for GP2 from HJF, and manufacturing and clinical trial obligations related to the planned Phase III clinical trial.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 effective January 1, 2023. The Company determined that the update applied to trade receivables, but that there was no material impact to the consolidated financial statements from the adoption of ASU 2016-13.

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the Company’s financial position or results of operations upon adoption.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal accounting and financial officer has concluded that as of March 31, 2023, our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Under the direction of our principal executive officer and principal financial and accounting officer, we are developing a plan to remediate the material weaknesses.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2022:

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

GREENWICH LIFESCIENCES, INC.

May 22, 2023	By:	/s/ Snehal Patel
Snehal Patel
Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

-14-