Form 10-Q
period 2023-06-30
Greenwich LifeSciences, Inc.
filed 2023-08-21
CIK 1799788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

COMMISSION FILE NUMBER 001-39555

GREENWICH LIFESCIENCES, INC.

(Exact Name of registrant as specified in its charter)

Delaware	20-5473709
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3992 Bluebonnet Dr., Building 14, Stafford, Texas	77477
(Address of principal executive offices)	(Zip Code)

(832) 819-3232
(Registrant’s telephone number, including area code)

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	GLSI	Nasdaq Capital Market

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

As of August 15, 2023, the issuer had 12,848,165 shares of Common Stock issued and outstanding.

GREENWICH LIFESCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENWICH LIFESCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022 (UNAUDITED)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash	$10,944,242	$13,468,026
Non-current assets
Acquired patents, net	7,197	9,003
Total assets	$10,951,439	$13,477,029

Liabilities and stockholders’ equity
Current liabilities
Accounts payable & accrued interest	$300,463	$220,845
Unreimbursed expenses	1,083	42,060
Total current liabilities	301,546	262,905
Total liabilities	301,546	262,905

Stockholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,848,165 shares issued and outstanding as of June 30, 2023 and December 31, 2022	12,848	12,848
Additional paid-in capital	55,863,086	54,674,042
Accumulated deficit	(45,226,041)	(41,472,766)
Total stockholders’ equity	10,649,893	13,214,124
Total liabilities and stockholders’ equity	$10,951,439	$13,477,029

See accompanying notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$—	$—	$—	$—
Operating expenses
Research and development	1,379,567	633,250	3,207,474	2,294,071
General and administrative	368,259	140,057	781,434	468,439
Total operating expenses	1,747,826	773,307	3,988,908	2,762,510
Loss from operations	(1,747,826)	(773,307)	(3,988,908)	(2,762,510)
Interest Income	119,453	27,234	235,633	46,809
Net loss	$(1,628,373)	$(746,073)	$(3,753,275)	$(2,715,701)
Per share information:
Net loss per common share, basic and diluted	$(0.13)	$(0.06)	$(0.29)	$(0.21)
Weighted average common shares outstanding, basic and diluted	12,848,165	12,923,434	12,848,165	13,091,915

See accompanying notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

	Common Stock		Additional		Total
	Shares	Par Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balances, December 31, 2021	13,147,829	$13,148	$60,466,093	$(33,647,529)	$26,831,712
Stock-based compensation	73,452	74	165,193	—	165,267
Repurchase of common stock via stock buy back program, net of costs	(269,828)	(270)	(5,513,441)	—	(5,513,711)
Net loss	—	—	—	(1,969,628)	(1,969,628)
Balances, March 31, 2022	12,951,453	$12,952	$55,117,845	$(35,617,157)	$19,513,640
Stock-based compensation	73,356	73	224,430	—	224,503
Repurchase of common stock via stock buy back program, net of costs	(250,000)	(250)	(2,022,255)	—	(2,022,505)
Net loss	—	—	—	(746,073)	(746,073)
Balances, June 30, 2022	12,774,809	$12,775	$53,320,020	$(36,363,230)	$16,969,565

Balances, December 31, 2022	12,848,165	$12,848	$54,674,042	$(41,472,766)	$13,214,124
Stock-based compensation	—	—	594,522	—	594,522
Net loss	—	—	—	(2,124,902)	(2,124,902)
Balances, March 31, 2023	12,848,165	$12,848	$55,268,564	$(43,597,668)	$11,683,744
Stock-based compensation	—	—	594,522	—	594,522
Net loss	—	—	—	(1,628,373)	(1,628,373)
Balances, June 30, 2023	12,848,165	$12,848	$55,863,086	$(45,226,041)	$10,649,893

See accompanying notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(3,753,275)	$(2,715,701)
Adjustments required to reconcile net loss to net cash used in operating activities:
Amortization	1,806	1,806
Stock-based compensation	1,189,044	389,770
Changes in operating assets and liabilities:
Accounts Payable	79,618	—
Unreimbursed expenses (accrued)	(40,977)	(156,038)
Net cash used in operating activities	(2,523,784)	(2,480,163)
Financing activities:
Repurchase of common stock via stock buy back program, net of costs	—	(7,536,216)
Net cash provided by (used in) financing activities	—	(7,536,216)
Net increase (decrease) in cash	(2,523,784)	(10,016,379)
Cash, beginning of period	13,468,026	27,204,269
Cash, end of period	$10,944,242	$17,187,890

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

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02-Leases (Topic 842), which significantly amends the way companies are required to account for leases. Under the updated leasing guidance, some leases that did not have to be reported previously are now required to be presented as an asset and liability on the balance sheet. In addition, for certain leases, what was previously classified as an operating expense must now be allocated between amortization expense and interest expense. The Company elected to adopt this update using the modified retrospective transition method and prior periods have not been restated. The current monthly rent is approximately $2,555. The month-to-month sub-lease is from a related party and the underlying lease expires in May of 2024. Any right of use asset and liability is deemed to be nominal as of June 30, 2023 and December 31, 2022.

Basic and Diluted Loss per Share

Basic EPS is computed by dividing net loss (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. During periods of net loss, all common stock equivalents related to options and warrants outstanding of 20,174 as of June 30, 2023 and 2022 are excluded from the diluted EPS calculation because they are antidilutive.

Recently Adopted Accounting Pronouncements

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

3. Related Party Transactions

Unreimbursed expenses have been accrued and incurred by management, which total $1,083 as of June 30, 2023 and $42,060 as of December 31, 2022.

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

Accounts payable includes accrued interest obligations to HJF which total $220,845 as of June 30, 2023 and December 31, 2022.

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

5. Stockholders’ Equity

As of June 30, 2023, 893,181 shares of the 908,362 shares of the common stock grant, which includes an additional grant of 120 shares issued during the vesting period due to rounding up of fractional shares, had vested at approximately $2,009,657 value and 15,181 shares remain unvested and unrecognized at approximately $34,157 value. There were no shares vested during the six months ended June 30, 2023.

On January 23, 2022, the Board of Directors authorized the Company’s management to implement a stock repurchase program for up to $10 million of the Company’s common stock at any time. The term of the Board of Directors authorization of the repurchase program ended on March 31, 2023. The repurchase program may be suspended or discontinued at any time and will be funded using the Company’s working capital. As of June 30, 2023 and 2022, approximately 519,828 shares of the Company’s common stock has been repurchased and cancelled at an aggregate purchase price, including all transactions costs, of approximately $7,536,216. There were no shares repurchased during the six months ended June 30, 2023.

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

Warrants

At June 30, 2023, outstanding warrants to purchase shares of common stock were as follows with an aggregate intrinsic value as of June 30, 2023 of $49,678 based on the June 30, 2023 closing share price of $9.65:

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

Options

On June 22, 2022, prior to the close of the Nasdaq market, 1,498,128 shares of common stock were granted to employees, consultants, and directors issuable upon exercise of outstanding stock options under the Company’s 2019 Equity Incentive Plan at an exercise price of $7.63 per share, which was the most recent prior closing share price on June 21, 2022. The options had a fair value on the grant date of $9,512,356, based on a risk-free rate of 3.2% and an annualized volatility of 106%, of which $2,437,540 was expensed through June 30, 2023 and $7,074,816 will be expensed in the future if and as vesting occurs. Vesting will be based on time of service over a four year period and certain additional performance milestones for senior management, primarily related to the Phase III clinical trial.

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

To date, we have not generated any revenue and we have incurred net losses. Our net losses were approximately $7.8 million and $4.6 million for the years ended December 31, 2022 and 2021, respectively and $3.8 million and $2.7 million for the six months ended June 30, 2023 and 2022, respectively.

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

Results of Operations for the Three Months Ended June 30, 2023 and 2022

Research and Development Expenses

Research and development expenses increased by $746,317 or 118%, to $1,379,567 for the three months ended June 30, 2023 from $633,250 for the three months ended June 30, 2022. The increase was primarily the result of an increase in compensation, clinical, and manufacturing expenses.

General and Administrative Expenses

General and administrative expenses increased by $228,202, or 163%, to $368,259 for the three months ended June 30, 2023 from $140,057 for the three months ended June 30, 2022. The increase was primarily the result of an increase in compensation, financing, and corporate expenses.

Results of Operations for the Six Months Ended June 30, 2023 and 2022

Research and Development Expenses

Research and development expenses increased by $913,403, or 40%, to $3,207,474 for the six months ended June 30, 2023 from $2,294,071 for the six months ended June 30, 2022. The increase was primarily the result of an increase in compensation, clinical, and manufacturing expenses.

General and Administrative Expenses

General and administrative expenses increased by $312,995, or 67%, to $781,434 for the six months ended June 30, 2023 from $468,439 for the six months ended June 30, 2022. The increase was primarily the result of an increase in compensation, financing, and corporate expenses.

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

We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities; however, there is no assurance that we will be successful at raising additional capital in the future. If our plans are not achieved and/or if significant unanticipated events occur, we may have to further modify our business plan, which may require us to raise additional capital. As of June 30, 2023 and December 31, 2022, our principal source of liquidity was our cash, which totaled $10,944,242 and $13,468,026, respectively, and additional loans and accrued unreimbursed expenses from related parties. Historically, our principal sources of cash have included proceeds from the sale of common stock and preferred stock and related party loans. Our principal uses of cash have included cash used in operations. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development, including our clinical trials, and general working capital requirements. The Company’s existing cash resources are expected to provide sufficient funds to carry the Company’s planned operations over the next 12 months from the date these financial statements were issued.

Cash Flow Activities for the Six Months Ended June 30, 2023 and 2022

We incurred net losses of $3,753,275 and $2,715,701 during the six month periods ended June 30, 2023 and 2022, respectively. The increase was primarily the result of an increase in compensation, clinical, manufacturing, financing, and corporate expenses.

Operating Activities

Net cash used in operating activities was $2,523,784 for the six months ended June 30, 2023 and $2,480,163 for the six months ended June 30, 2022.

Investing Activities

We did not use or generate cash from investing activities during the six months ended June 30, 2023 and June 30, 2022.

Financing Activities

We used a total of $0 and $7,536,216 cash for the stock buy back program, net of costs, during the six months ended June 30, 2023 and June 30, 2022, respectively.

Contractual Obligations and Commitments

As of June 30, 2023, we did not have any material contractual obligations, other than employment and shareholder agreements, license for GP2 from HJF, and manufacturing and clinical trial obligations related to the planned Phase III clinical trial.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal accounting and financial officer has concluded that as of June 30, 2023, our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Under the direction of our principal executive officer and principal financial and accounting officer, we are developing a plan to remediate the material weaknesses.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of GLSI securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWICH LIFESCIENCES, INC.

August 21, 2023	By:	/s/ Snehal Patel
Snehal Patel
Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

-14-