Form 10-Q
period 2023-09-30
Greenwich LifeSciences, Inc.
filed 2023-10-19
CIK 1799788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 16, 2023, the issuer had 12,848,165 shares of Common Stock issued and outstanding.

GREENWICH LIFESCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENWICH LIFESCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022 (UNAUDITED)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash	$9,143,619	$13,468,026
Non-current assets
Acquired patents, net	6,294	9,003
Total assets	$9,149,913	$13,477,029

Liabilities and stockholders’ equity
Current liabilities
Accounts payable & accrued interest	$230,902	$220,845
Unreimbursed expenses	66,385	42,060
Total current liabilities	297,287	262,905
Total liabilities	297,287	262,905

Stockholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,848,165 shares issued and outstanding as of September 30, 2023 and December 31, 2022	12,848	12,848
Additional paid-in capital	56,457,608	54,674,042
Accumulated deficit	(47,617,830)	(41,472,766)
Total stockholders’ equity	8,852,626	13,214,124
Total liabilities and stockholders’ equity	$9,149,913	$13,477,029

See accompanying notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$—	$—	$—	$—
Operating expenses
Research and development	2,158,167	1,723,493	5,365,641	4,017,564
General and administrative	344,758	659,568	1,126,192	1,128,007
Total operating expenses	2,502,925	2,383,061	6,491,833	5,145,571
Loss from operations	(2,502,925)	(2,383,061)	(6,491,833)	(5,145,571)
Interest Income	111,136	64,037	346,769	110,846
Net loss	$(2,391,789)	$(2,319,024)	$(6,145,064)	$(5,034,725)
Per share information:
Net loss per common share, basic and diluted	$(0.19)	$(0.18)	$(0.48)	$(0.39)
Weighted average common shares outstanding, basic and diluted	12,848,165	12,823,447	12,848,165	13,067,620

See accompanying notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

	Common Stock		Additional		Total
	Shares	Par Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balances, December 31, 2021	13,147,829	$13,148	$60,466,093	$(33,647,529)	$26,831,712
Stock-based compensation	73,452	74	165,193	—	165,267
Repurchase of common stock via stock buy back program, net of costs	(269,828)	(270)	(5,513,441)	—	(5,513,711)
Net loss			—	(1,969,628)	(1,969,628)
Balances, March 31, 2022	12,951,453	12,952	55,117,845	(35,617,157)	19,513,640
Stock-based compensation	73,356	73	224,430	—	224,503
Repurchase of common stock via stock buy back program, net of costs	(250,000)	(250)	(2,022,255)	—	(2,022,505)
Net loss			—	(746,073)	(746,073)
Balances, June 30, 2022	12,774,809	12,775	53,320,020	(36,363,230)	16,969,565
Stock-based compensation	73,356	73	759,500	—	759,573
Net loss			—	(2,319,024)	(2,319,024)
Balances, September 30, 2022	12,848,165	$12,848	$54,079,520	$(38,682,254)	$15,410,114

Balances, December 31, 2022	12,848,165	$12,848	$54,674,042	$(41,472,766)	$13,214,124
Stock-based compensation	—	—	594,522	—	594,522
Net loss			—	(2,124,902)	(2,124,902)
Balances, March 31, 2023	12,848,165	12,848	55,268,564	(43,597,668)	11,683,744
Stock-based compensation			594,522	—	594,522
Net loss			—	(1,628,373)	(1,628,373)
Balances, June 30, 2023	12,848,165	12,848	55,863,086	(45,226,041)	10,649,893
Stock-based compensation	—	—	594,522	—	594,522
Net loss			—	(2,391,789)	(2,391,789)
Balances, September 30, 2023	12,848,165	$12,848	$56,457,608	$(47,617,830)	$8,852,626

See accompanying notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(6,145,064)	$(5,034,725)
Adjustments required to reconcile net loss to net cash used in operating activities:
Amortization	2,709	2,709
Stock-based compensation	1,783,566	1,149,343
Changes in operating assets and liabilities:
Accounts payable	10,057	—
Unreimbursed expenses (accrued)	24,325	(147,293)
Net cash used in operating activities	(4,324,407)	(4,029,966)
Financing activities:
Repurchase of common stock via stock buy back program, net of costs	—	(7,536,216)
Net cash provided by (used in) financing activities	—	(7,536,216)
Net increase (decrease) in cash	(4,324,407)	(11,566,182)
Cash, beginning of period	13,468,026	27,204,269
Cash, end of period	$9,143,619	$15,638,087

See accompanying notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02-Leases (Topic 842), which significantly amends the way companies are required to account for leases. Under the updated leasing guidance, some leases that did not have to be reported previously are now required to be presented as an asset and liability on the balance sheet. In addition, for certain leases, what was previously classified as an operating expense must now be allocated between amortization expense and interest expense. The Company elected to adopt this update using the modified retrospective transition method and prior periods have not been restated. The current monthly rent is approximately $2,555. The month-to-month sub-lease is from a related party and the underlying lease expires in May of 2024. Any right of use asset and liability is deemed to be nominal as of September 30, 2023 and December 31, 2022.

Basic and Diluted Loss per Share

Basic EPS is computed by dividing net loss (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. During periods of net loss, all common stock equivalents related to 1,498,128 options and 20,174 warrants outstanding as of September 30, 2023 and 2022 are excluded from the diluted EPS calculation because they are antidilutive.

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

3. Related Party Transactions

Unreimbursed expenses have been accrued and incurred by management, which total $66,385 as of September 30, 2023 and $42,060 as of December 31, 2022.

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

Accounts payable includes accrued interest obligations to HJF which total $220,845 as of September 30, 2023 and December 31, 2022.

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

5. Stockholders’ Equity

As of September 30, 2023, 893,181 shares of the 908,362 shares of the common stock grant, which includes an additional grant of 120 shares issued during the vesting period due to rounding up of fractional shares, had vested at approximately $2,009,657 value and 15,181 shares remain unvested and unrecognized at $34,157 value. There were no shares vested during the nine months ended September 30, 2023.

On January 23, 2022, the Board of Directors authorized the Company’s management to implement a stock repurchase program for up to $10 million of the Company’s common stock at any time. The term of the Board of Directors authorization of the repurchase program ended on March 31, 2023. The repurchase program may be suspended or discontinued at any time and will be funded using the Company’s working capital. As of September 30, 2023 and 2022, approximately 519,828 shares of the Company’s common stock has been repurchased and cancelled at an aggregate purchase price, including all transactions costs, of approximately $7,536,216. There were no shares repurchased during the nine months ended September 30, 2023.

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

Warrants

At September 30, 2023, outstanding warrants to purchase shares of common stock were as follows with an aggregate intrinsic value as of September 30, 2023 of $33,338 based on the September 29, 2023 closing share price of $8.84:

Shares Underlying
Outstanding	Exercise	Expiration
Warrants	Price	Date

20,174	$7.1875	September 24, 2025
20,174

Options

On June 22, 2022, prior to the close of the Nasdaq market, 1,498,128 shares of common stock were granted to employees, consultants, and directors issuable upon exercise of outstanding stock options under the Company’s 2019 Equity Incentive Plan at an exercise price of $7.63 per share, which was the most recent prior closing share price on June 21, 2022. The options had a fair value on the grant date of $9,512,356, based on a risk-free rate of 3.2% and an annualized volatility of 106%, of which $3,032,062 was expensed through September 30, 2023 and $6,480,294 will be expensed in the future if and as vesting occurs. Vesting will be based on time of service over a four year period and certain additional performance milestones for senior management, primarily related to the Phase III clinical trial.

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

In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 31, 2023 and updated in Item 1A below. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

To date, we have not generated any revenue and we have incurred net losses. Our net losses were approximately $7.8 million and $4.6 million for the years ended December 31, 2022 and 2021, respectively and $6.1 million and $5.0 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Results of Operations for the Three Months Ended September 30, 2023 and 2022

Research and Development Expenses

Research and development expenses increased by $434,674, or 25%, to $2,158,167 for the three months ended September 30, 2023 from $1,723,493 for the three months ended September 30, 2022. The increase was primarily the result of an increase in clinical expenses.

General and Administrative Expenses

General and administrative expenses decreased by $314,810, or 48%, to $344,758 for the three months ended September 30, 2023 from $659,568 for the three months ended September 30, 2022. The decrease was primarily the result of a decrease in compensation, financing, and corporate expenses.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

Research and Development Expenses

Research and development expenses increased by $1,348,077, or 34%, to $5,365,641 for the nine months ended September 30, 2023 from $4,017,564 for the nine months ended September 30, 2022. The increase was primarily the result of an increase in clinical expenses.

General and Administrative Expenses

General and administrative expenses decreased by $1,815 to $1,126,192 for the nine months ended September 30, 2023 from $1,128,007 for the nine months ended September 30, 2022.

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

We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities; however, there is no assurance that we will be successful at raising additional capital in the future. If our plans are not achieved and/or if significant unanticipated events occur, we may have to further modify our business plan, which may require us to raise additional capital. As of September 30, 2023 and December 31, 2022, our principal source of liquidity was our cash, which totaled $9,143,619 and $13,468,026, respectively, and additional loans and accrued unreimbursed expenses from related parties. Historically, our principal sources of cash have included proceeds from the sale of common stock and preferred stock and related party loans. Our principal uses of cash have included cash used in operations. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development, including our clinical trials, and general working capital requirements. The Company’s existing cash resources are expected to provide sufficient funds to carry the Company’s planned operations over the next 12 months from the date these financial statements were issued.

Cash Flow Activities for the Nine Months Ended September 30, 2023 and 2022

We incurred net losses of $6,145,064 and $5,034,725 during the nine month periods ended September 30, 2023 and 2022, respectively. The increase was primarily the result of an increase in clinical expenses.

Operating Activities

Net cash used in operating activities was $4,324,407 for the nine months ended September 30, 2023 and $4,029,966 for the nine months ended September 30, 2022.

Investing Activities

We did not use or generate cash from investing activities during the nine months ended September 30, 2023 and September 30, 2022.

Financing Activities

We used a total of $0 and $7,536,216 cash for the stock buy back program, net of costs, during the nine months ended September 30, 2023 and September 30, 2022, respectively.

Contractual Obligations and Commitments

As of September 30, 2023, we did not have any material contractual obligations, other than employment and shareholder agreements, license for GP2 from HJF, and manufacturing and clinical trial obligations.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K.

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

ITEM 1A. RISK FACTORS

The Company is updating its risk factors disclosed in its Form 10-K for the year ended December 31, 2022 as follows:

Risks associated with out-licensing GP2 or future product candidates in foreign countries could materially adversely affect the commercialization of our products.

We may not be able to market products abroad if we cannot complete out-licensing transactions of GP2 or future product candidates by signing licensing agreements with regional companies in countries where we plan to commercialize our products but where we do not have any operations. Risks associated with out-licensing transactions of our products in foreign countries include:

●	failure to obtain regulatory approval or intellectual property rights in any country which could lead to the termination of a licensing transaction in that country;

●	the inability to obtain the issuance of patent claims or regulatory status in a foreign country that provide periods of market exclusivity or data exclusivity prior to the entry of generic or biosimilar forms of our products;

●	the difficulty of pursuing legal remedies to disputes or to secure monetary damages in foreign countries;

●	the inability to repatriate income from a licensing transaction in a foreign country to the U.S. or to other foreign countries where cash is needed; and

●	the potential to not realize or to delay development or commercialization milestone payments due to unanticipated outcomes that prevent or delay the milestone.

Risks associated with operating in foreign countries could materially adversely affect our product development.

We may conduct future clinical trials in countries outside of the U.S. Consequently, we may be subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

●	differing regulatory requirements for drug approvals and regulation of approved drugs in foreign countries; more stringent privacy requirements for data to be supplied to our operations in the U.S., e.g., General Data Protection Regulation in the European Union;

●	difficulty in exporting patient samples or patient data back to the U.S. to conduct research and analyze clinical trial results due to exportation and data protection requirements;

●	difficulty and costs associated with shipping drugs, clinical supplies, and patient samples in controlled temperature conditions over long distances;

●	unexpected changes in tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign taxes, including withholding of payroll taxes;

●	differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;

●	foreign currency fluctuations, which could result in increased operating expenses or reduced revenues, and other obligations incident to doing business or operating in another country;

●	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geopolitical actions, including war and terrorism.

Our future success is dependent on the regulatory approval of our product candidate.

Our business is dependent on our ability to obtain regulatory approval for our product candidate in a timely manner. We cannot commercialize our product candidate in the U.S. without first obtaining regulatory approval for the product from the FDA. Similarly, we cannot commercialize our product candidate outside of the U.S. without obtaining regulatory approval from comparable foreign regulatory authorities. The FDA and foreign regulatory authorities may not allow patient data from all countries to be used to satisfy their specific country requirements for various reasons such as concerns of varying genetics and thus treatment responses by race or country of origin or differences in standard of care by country or regions within countries. The most recent U.S. approved breast cancer drugs may not be approved, available, affordable, or reimbursed in all countries in the world or in countries in which we may conduct clinical trials. Before obtaining regulatory approvals for the commercial sale of our product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate.

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Additional time may be required to do more manufacturing testing as well as to make multiple lots of commercial drug product, including the packaging of the drug product, based on the commercial requirements of each country.

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

A new EU regulatory software system was implemented in 2023 to facilitate the submission of applications to conduct clinical trials in the EU. This new Clinical Trials Information System (CTIS) supports the flow of information between clinical trial sponsors, EU Member States, European Economic Area countries and the European Commission. This new unproven process for seeking approval to conduct clinical trials in EU member countries is based on new software, is conducted without direct interaction with EU regulators, and thus may create unexpected outcomes or delays, misunderstandings based on written interpretations and language differences, repeated submissions, protracted timelines based on staffing and EU holidays, and limited negotiations that can only take place in writing without any voice or video discussions.

Failure to obtain regulatory approval in international jurisdictions would prevent our product candidate from being marketed and out-licensed abroad.

In addition to regulations in the U.S., to market and sell our product candidate in the European Union, United Kingdom, many Asian countries or other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. We may not be able to obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Clinical trials accepted in one country may not be accepted by regulatory authorities in other countries. In addition, many countries outside the U.S. require that a product be approved for reimbursement before it can be approved for sale in that country. A product candidate that has been approved for sale in a particular country may not receive reimbursement approval in that country.

We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our product in any market. If we are unable to obtain approval of any of our current product candidate or any future product candidates we may pursue by regulatory authorities in the European Union, United Kingdom, Asia or elsewhere, the commercial prospects of that product candidate may be significantly diminished, our business prospects could decline, we may not be able to complete out-licensing transactions, and this could materially adversely affect our business, results of operations and financial condition.

In the clinical trials using GP2, improper intradermal injections or poor HLA binding by GP2 may potentially jeopardize the outcome of the trials.

GP2 is administered intradermally to patients with and without the HLA-A*02 allele. The effectiveness of GP2 is dependent upon attracting sufficient antigen presenting cells in the patient’s intradermal space and the association of GP2 with the HLA type of a patient to adequately train T cells to kill cancer cells, which may or may not be possible or consistent across all HLA types. It is possible that nurses may not successfully inject GP2 in the intradermal space or that certain HLA types may form weak or no association with GP2, potentially leading to weak or no immune response to GP2 and thus no benefit to patients with some or any HLA type.

In the clinical trials using GP2, GM-CSF is also administered and its availability is dependent upon a third-party manufacturer, which may or may not reliably provide GM-CSF in the U.S. or in any other country, thus potentially jeopardizing the completion of the trials.

GP2 is administered in combination with GM-CSF which is available in a lyophilized form exclusively from one manufacturer who only has marketing approval for sale of GM-CSF (Leukine) in the U.S, and not in any other country. We will need to export GM-CSF to any countries in which we conduct clinical trials relying on the U.S. registration, which may not always be successful. We will continue to be dependent on such manufacturer for our supply of GM-CSF in combination with GP2 in the ongoing GP2 trials and upon the potential commercialization of GP2. To successfully commercialize GP2 outside of the U.S., GM-CSF will need to be available in those countries, through a customized process that allows for individual patient use based on a doctor’s prescription or through registration of GM-CSF in those countries. We have not entered into a supply agreement with the manufacturer for GM-CSF, and instead rely on purchase orders to meet our supply needs. Any temporary interruptions or discontinuation of the availability of GM-CSF could have a material adverse effect on our operations.

We are periodically involved in various litigation and/or regulatory proceedings that, if adversely decided or settled, could materially and adversely affect our business, financial condition, and results of operations.

We are periodically party to or the subject of litigation, investigations, regulatory proceedings or other disputes. In general, claims made by or against us in disputes and other legal or regulatory proceedings can be expensive and time consuming to bring or defend against, requiring us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. While we intend to pursue any claims made by us, or vigorously defend against any claims brought against us, we cannot predict the outcomes of such claims. Any failure to prevail in any claims made by us or any adverse determination against us in these legal and/or regulatory proceedings, or even the allegations contained in such proceedings, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions, fines, penalties, or damages that could have a material adverse effect on our business, financial condition and results of operations.

We may hold cash and cash equivalents at various foreign subsidiaries and in countries outside of the US that may not be readily available to meet cash requirements.

Currently a majority of our cash and cash equivalents is held by our U.S. parent company, however, our foreign subsidiary may in the future hold cash. Our U.S. parent company or our foreign subsidiary may hold cash balances outside the United States which may not be readily available, or may not be available without an additional tax burden, to meet our domestic or foreign cash requirements. U.S. tax laws may allow for reductions to the potential tax burden on repatriation of foreign cash; however, such actions would require us to record additional income tax expense and remit additional taxes, which could have a material adverse effect on our results of operations, cash flows and financial condition. In addition, foreign exchange rates may fluctuate leading to unexpected losses and inefficient utilization of cash in countries outside of the U.S.

The COVID-19 coronavirus could adversely impact our business in the U.S. and in other countries, including several key activities, including clinical trial activities, manufacturing of drugs and clinical supplies, exportation of drug and supplies, and management of international payments and cash flow that are critical to our success.

The global outbreak of COVID-19 continues to rapidly evolve, including the emergence of new strains that could have the potential to be as harmful as or more harmful than the original strains in 2020. As a result, businesses may close, staffing may be reduced, including clinical staffs, and limits may be placed on travel. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate impact of the disease on specific geographies, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The spread of COVID-19 throughout the world has also created global economic uncertainty, which may cause partners, suppliers and potential customers to closely monitor their costs and reduce their spending budget. Any of the foregoing could materially adversely affect our research and development activities, clinical trials, supply chain, financial condition and cash flows.

If the COVID-19 outbreak continues to spread and evolve, we may need to limit operations or implement other limitations on our activities. There is a risk that countries or regions outside the United States may be less effective at vaccinations and containing COVID-19, in which case the risks described herein could be elevated significantly.

We may be adversely affected by the effects of inflation and a potential recession.

Inflation has the potential to adversely affect our liquidity, business, financial condition, and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates, and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. In addition, poor economic and market conditions, including a potential recession, may negatively impact market sentiment, which would adversely affect our results of operations. If we are unable to take effective measures in a timely manner to mitigate the impact of the inflation as well as a potential recession, our business, financial condition, and results of operations could be adversely affected.

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

GREENWICH LIFESCIENCES, INC.

October 19, 2023	By:	/s/ Snehal Patel
Snehal Patel
Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

- 18 -