Form 10-K
period 2023-12-31
Greenwich LifeSciences, Inc.
filed 2024-04-15
CIK 1799788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

Commission File Number: 001-39555

GREENWICH LIFESCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5473709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3992 Bluebonnet Dr., Building 14, Stafford, Texas 77477	77477
(Address of principal executive offices)	(Zip Code)

(832) 819-3232

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	GLSI	The NASDAQ Capital Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on a closing sale price of $9.65 per share, which was the last sale price of the common stock as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $56,572,305.

As of April 10, 2024, 12,878,409 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

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

PART I

ITEM 1. BUSINESS

BUSINESS

Overview

We are a clinical-stage biopharmaceutical company focused on our Phase III clinical trial, Flamingo-01, which is evaluating GLSI-100, an immunotherapy to prevent breast cancer recurrences. GP2 is a 9 amino acid transmembrane peptide of the HER2/neu protein, a cell surface receptor protein that is expressed in a variety of common cancers, including expression in 75% of breast cancers at low (1+), intermediate (2+), and high (3+ or over-expressor) levels. The combination of GP2 + GM-CSF is called GLSI-100. We have commenced Flamingo-01, a Phase III clinical trial, with plans to expand into Europe and to open up to 150 sites globally. Flamingo-01 is designed to evaluate the safety and efficacy of GLSI-100 in HER2/neu positive patients with residual disease or high-risk pathologic complete response at surgery and who have completed both neoadjuvant and postoperative adjuvant trastuzumab based treatment.

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

Clinical Trial Description		Status
GP2 Phase III Clinical Trial – Flamingo-01		Enrolling in US
●	A Randomized, Multicenter, Placebo-controlled, Phase 3 Study to Evaluate the Efficacy and Safety of HER2/neu Peptide GLSI-100 (GP2 + GM-CSF) in HER2/neu Positive Subjects with Residual Disease or High-Risk PCR after both Neoadjuvant and Postoperative Trastuzumab-based Therapy	and Europe

GP2 Phase IIb Clinical Trial		Trial Completed
●	Prospective, Randomized, Single-Blinded, Multi-Center Phase II Trial of the HER2/neu Peptide GP2 + GM-CSF Vaccine versus GM-CSF Alone in HLA-A*02+ Node-Positive and High-Risk Node-Negative Breast Cancer Patients to Prevent Recurrence
●	89 patients treated with GP2 + GM-CSF, 91 placebo patients treated with GM-CSF

GP2 Phase I Clinical Trial — Combination with AE37		Trial Completed
●	Phase I Safety Trial of the GP2 + GM-CSF Vaccine in Combination with the Helper Peptide AE37 + GM-CSF Vaccine
●	22 patients treated with GP2 + AE37 + GM-CSF

GP2 Phase I Clinical Trial — Combination with Trastuzumab		Trial Completed
●	Phase Ib Trial of Combination Immunotherapy with HER2/neu Peptide GP2 + GM-CSF Vaccine and Trastuzumab in Breast Cancer Patients
●	17 patients treated with GP2 + GM-CSF + trastuzumab

First GP2 Phase I Clinical Trial		Trial Completed
●	Phase Ib Trial of HER2/neu Peptide (GP2) Vaccine in Breast Cancer Patients
●	18 patients treated with GP2 + GM-CSF

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

Phase II Clinical Trial

GP2 Phase IIb Clinical Trial Overview

Phase II Clinical Trial Study Report: We are preparing a comprehensive study report of the Phase II trial for the FDA prior to the filing of a BLA. This report will include the patients with breast cancer recurrences, the last known date of patients who did not recur (censoring data), the adverse events, immune responses, and other final study report analyses. This report will serve to complement the Phase III data and to provide a drug product dossier that can also be submitted to regulatory agencies in other countries for marketing approval. The use of GM-CSF as an adjuvant in GLSI-100 may also be included in the dossier as GM-CSF is only commercially available in the US at this time.

We have experienced significant interest from investors, strategics, analysts, and regulators in the 5 year follow-up data we published and the 3 and 4 year follow-up data independently published by the clinical investigators. The differences between these publications can be best explained by the increased maturity of the data as each year progressed. In all 3 publications, no recurrences or a 100% reduction in recurrence rate, were reported in the sub-population that the Flamingo-01 design has been based on and any differences between the number of patients in the treated or placebo groups has been shown to be immaterial.

We did not have responsibility for the conduct of the trial or for the data from the Phase II trial. After the trial had already started, we received the rights to the Phase II trial data pursuant to a license agreement with the Henry Jackson Foundation (HJF) that entitled us to all of the GP2 data from the Phase II trial and all prior trials, but did not provide us with the ability to participate in the Phase II trial as a regulatory clinical sponsor. The lead clinicians and HJF were responsible for project and site management, medical monitoring, data monitoring of case report forms (CRFs), correspondence with the FDA, and creation, data entry and management of the database. We were provided study updates but were not provided an opportunity to participate in any of the above activities or to review the publications of the 3 and 4 year follow-up data by the lead clinicians. Thus, the comprehensive study report will rely on cooperation from HJF and the clinical sites who are responsible for providing the final data accurately to us.

We are currently comparing the final CRFs and database provided by HJF and have noted the following inconsistencies as the comprehensive study report is being prepared. The lead clinicians reported in an annual report to the FDA and in their publication of 4 year follow-up data a 6th recurrence in the HER2 positive control arm of the study. We conservatively chose not to report this 6th recurrence since it was not reported in the data provided by HJF, even though adding this recurrence to the control arm would significantly lower the p-value and improve the evidence of efficacy of GLSI-100. As a result of detailed due diligence, we became aware in Q4 of 2023 of a potential recurrence in the HER2 positive treated arm. This patient was not reported as a recurrence in the database, on a CRF that should be used for a recurrence, in reports from the lead clinicians to the FDA, or in the 3 or 4 year follow-up data published by the lead clinicians. Some CRFs report a recurrence, but the critical CRF that confirms a recurrence was not completed or entered into the database provided by HJF. We have since initiated an effort to confirm with HJF and the clinicians who treated this patient the status of this patient, and if the final CRFs and database should be modified. It appears that this patient, who had completed treatment with GLSI-100, experienced a local recurrence that responded well to additional treatment and survived without additional evidence of disease or distant metastasis for the duration of study follow-up. Any discrepancies noted to date in the review of the censoring date recorded in the database do not materially change the study results and the median duration of follow-up remains 5 years.

While a recurrence in the control arm would decrease the p-value and still result in a 100% reduction in the recurrence rate, a recurrence in the treated arm would increase the p-value and would result in an 80% reduction in the recurrence rate. In either case, we believe that the reduction in recurrence rate is clinically meaningful and substantial compared to the approximately 20-50% reduction in recurrences of all other approved breast cancer drugs for this patient population. These findings have not materially affected the power of the Phase III study as the assumptions for that design were selected conservatively.

In a prospective, randomized, single-blinded, placebo-controlled, multi-center (16 sites led by MD Anderson Cancer Center) Phase IIb clinical trial of HLA-A*02 breast cancer patients, 46 HER2/neu 3+ over-expressor patients were treated with GLSI-100 and 50 placebo patients were treated with GM-CSF alone. After 5 years of follow-up, there was a substantial reduction in cancer recurrences in the HER2/neu 3+ patients who were treated with GLSI-100, followed, and remained disease free over the first 6 months, which we believe is the time required to reach peak immunity and thus maximum efficacy and protection. Based on this data, we believe that treatment with GLSI-100 starting approximately in the second year following surgery may dramatically lower breast cancer recurrences in this patient population.

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

The Phase IIb clinical trial closed in December 2018. The final median 5 year follow-up data is presented below. A total 180 intent-to-treat patients enrolled in the clinical trial. HER2/neu status was determined based on the expression levels of the HER2/neu protein in each patient using standard of care HER2/neu diagnostic technology. The trial was prospectively designed to analyze these fully treated patients by 2 distinct patient populations, namely HER2/neu 3+ (positive or over expressors) and HER2/neu 1-2+ (low to intermediate expressors):

●	HER2/neu 3+ Positive Over Expressors: In the 96 HER2/neu 3+, HLA-A*02 patients, a substantial reduction in recurrences was observed in the efficacy population. A patient was in the efficacy population if they were treated, followed, and remained disease free over the first 6 months, which is the time we believe is required to reach peak immunity and thus maximum efficacy and protection. This patient population was treated with GLSI-100 following the first year of trastuzumab treatment, which followed surgery.

●	HER2/neu 1-2+ Low to Intermediate Expressors: In the 72 HER2/neu 1-2+, HLA-A*02 patients, no reduction in recurrence rates were observed, but trastuzumab was not administered to these patients. Thus, we may pursue a future trial with GP2 in combination with trastuzumab based therapy and other synergistic agents.

5 Year Data Set of GP2 Phase IIb Trial: HER2 3+ (Positive or Over Expressors) Patients Who are in the Efficacy Population

The figure below shows a time series of the GLSI-100 immunotherapy injections, adverse events (“AE”), immune response, and 100% disease-free survival (0% recurrence rate) in HER2 positive breast cancer patients over median 5 years. The Kaplan Meier curve and p value, which are based on recurrence rates or disease free survival and censoring data, is subject to change pending the completion of the Phase II Clinical Trial Study Report described above. This time series highlights that the 10 GLSI-100 immunotherapy injections over the first 2.5 years (as depicted by the 10 arrows on the x-axis) demonstrated a potent immune response that typically peaked at 6 months. The immune response also included injection site and systemic reactions that peaked at approximately 6 months. We believe that these AEs are a positive sign that the immune system responded to GLSI-100 immunotherapy and contributed to the decline in metastatic breast cancer recurrence. The observed AEs associated with GLSI-100 injections were temporary and declined after GLSI-100 injections ended.

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

GLSI-100 immunotherapy demonstrated GP2-specific immune responses, which we believe supports GP2’s mechanism of action. Statistically significant peak immunity was typically observed after 6 months of GLSI-100 treatment, as measured in both the Dimer Binding Assay and the Delayed Type Hypersensitivity (DTH) skin test. The HER2/neu 3+ population’s immune response was similar to the HER2/neu 1-2+ population’s immune response, suggesting the potential to treat the HER2/neu 1-2+ population (including triple negative breast cancer) with GP2 immunotherapy in combination with trastuzumab (Herceptin) based products and other synergistic clinically active agents. The broad based immune response suggests the potential for GP2 to treat other HER2/neu 1-3+ expressing cancers. Further, booster injections given every 6 months after the PIS were observed to elicit a prolonged immune response, which may provide longer term protection.

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

Human Capital Management

As of April 10, 2024 we had 3 full-time employees and 4 part-time employees. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees. We do not have any employees that are represented by a labor union or covered under a collective bargaining agreement. Our future success depends on our ability to attract, develop and retain key personnel, maintain our culture, and ensure diversity and inclusion in our board, management and broader workforce. Our human resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees.

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

We are a clinical stage biopharmaceutical company focused on the development of our novel cancer immunotherapy GP2, for breast cancer and potentially for a broad range of other HER2/neu-expressing cancers. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from collaboration and licensing agreements or product sales to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses since our inception. For the years ended December 31, 2023 and 2022, we reported a net loss of $8.9 million and $7.8 million, respectively. As of December 31, 2023, we had an accumulated deficit of $50.4 million.

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

We expect our existing cash as of December 31, 2023 will enable us to fund our operating expenses through and capital expenditure requirements for at least twelve months from the date of this Annual Report on Form 10-K; however, our existing cash will not be sufficient to complete development and obtain regulatory approval for our product candidate, and we will need to raise significant additional capital to help us do so. In addition, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned.

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

The total cost to complete an interim analysis and file a BLA application for drug approval in the U.S. could exceed $30 million; however, we believe that we have budget flexibility with respect to the design of the Phase III clinical trial. We believe that we may be able to alter the cost of our Phase III clinical trial by adjusting the enrollment rate, the number of patients, and/or the number of immunological assays. While our budget for such Phase III trial may be flexible, our ability to reduce or modify costs may be adversely affected by, among other things, unexpected or higher costs associated with the trial, time required to complete the trial and other factors that may be beyond our control. Our budgets and future capital requirements depend on many factors, including:

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

As of December 31, 2023, we had federal net operating loss, or NOLs, carryforwards of approximately $21.5 million. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax laws, and will begin to expire, if not utilized, beginning in 2027. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, federal NOLs incurred in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act, or whether any further regulatory changes may be adopted in the future that could minimize its applicability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and certain corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in the ownership of its equity over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited.

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

Data from our clinical trials that we announce or publish from time to time may change as more patient data become available either through long-term patient follow-up and/or as such data is audited and verified, which could result in material changes to clinical and safety profiles for our products.

From time to time, we may disclose data from our preclinical studies and clinical trials. Such data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. In addition, the clinical trials evaluating our products and product candidates generally require that we continue to monitor and evaluate safety and efficacy in patients over an extended period of time following treatment which may result in the safety or efficacy profile to change over time. Changes in the efficacy and safety profile of our product or product candidates over time could significantly harm our business prospects including resulting in volatility in the price of our common stock.

Additionally, from time to time, we may publicly disclose preliminary or top-line data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our Company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If others, including regulatory authorities, disagree with the conclusions reached with respect to such information and assessments, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

As of April 10, 2024, we had 3 full-time employees and 4 part-time employees. We will need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidate. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources may increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

As of April 10, 2024, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 52% of our outstanding shares of common stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We believe cybersecurity is critical to advancing our technological developments. As a biopharmaceutical company, we face a multitude of cybersecurity threats that range from attacks common to most industries, such as ransomware and denial-of service. Our customers, suppliers, subcontractors, and business partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our business strategy, performance, and results of operations. These cybersecurity threats and related risks make it imperative that we expend resources on cybersecurity.

Risk Management

We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits, or consulting on best practices to address new challenges. We have established cybersecurity security awareness training and ongoing monitoring.

In the event of an incident, we intend to follow our cybersecurity incident response plan, which outlines the steps to be followed from incident detection to mitigation, and notification. We contract with external firms that have extensive information technology and program management experience. We have implemented a governance structure and processes to assess, identify, manage, and report cybersecurity risks. As a biopharmaceutical company, we must comply with extensive regulations, including requirements imposed by the Federal Drug Administration related to adequately safeguarding patient information and reporting cybersecurity incidents to the SEC. We believe we are positioned to meet the requirements of the SEC. In addition to following SEC guidance and implementing pre-existing third party frameworks, we have developed our own practices and frameworks, which we believe enhance our ability to identify and manage cybersecurity risks. Assessing, identifying, and managing cybersecurity related risks are factored into our overall business approach. We rely heavily on our supply chain to deliver our products and services, and a cybersecurity incident at a clinical site, subcontractor, or business partner could materially adversely impact us. We require that our subcontractors report cybersecurity incidents to us so that we can assess the direct impact of the incident.

Governance

The Audit Committee has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and it reports any findings and recommendations, as appropriate, to the full Board for consideration. Senior management regularly discusses cyber risks and trends and, should they arise, any material incidents with the Audit Committee.

While we have not experienced any material cybersecurity threats or incidents in recent years, there can be no guarantee that we will not be the subject of future threats or incidents. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See “Risk Factors” for a discussion of cybersecurity risks.

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

Number of Stockholders

As of April 10, 2024, we had approximately 16 stockholders of record of our common stock.

Dividend Policy

Historically, we have not paid any dividends to the holders of shares of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

ITEM 6. [Reserved.]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a clinical-stage biopharmaceutical company focused on our Phase III clinical trial, Flamingo-01, which is evaluating GLSI-100, an immunotherapy to prevent breast cancer recurrences. GP2 is a 9 amino acid transmembrane peptide of the HER2/neu protein, a cell surface receptor protein that is expressed in a variety of common cancers, including expression in 75% of breast cancers at low (1+), intermediate (2+), and high (3+ or over-expressor) levels. We have commenced Flamingo-01, a Phase III clinical trial, with plans to expand into Europe and to open up to 150 sites globally. Flamingo-01 is designed to evaluate the safety and efficacy of GLSI-100 in HER2/neu positive patients with residual disease or high-risk pathologic complete response at surgery and who have completed both neoadjuvant and postoperative adjuvant trastuzumab based treatment.

To date, we have not generated any revenue and we have incurred net losses. Our net losses were approximately $8.9 million and $7.8 million for the years ended December 31, 2023 and 2022, respectively.

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

Results of Operations For the Years Ended December 31, 2023 and 2022

Research and Development Expenses

Research and development expenses increased by $1,222,954, or approximately 19%, to $7,698,622 for the year ended December 31, 2023 from $6,475,668 for the year ended December 31, 2022. The increase was primarily the result of increases in clinical expenses for the Phase III clinical trial.

General and Administrative Expenses

General and administrative expenses increased by $64,658, or approximately 4% to $1,629,244 for the year ended December 31, 2023 from $1,564,586 for the year ended December 31, 2022. The increase was primarily the result of increases in stock-based compensation expense.

Liquidity and Capital Resources

Since our inception in 2006, we have devoted most of our cash resources to research and development and general and administrative activities. We have not yet achieved commercialization of our product and have a cumulative net loss from our operations. We will continue to incur net losses for the foreseeable future.

We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities; however, there is no assurance that we will be successful at raising additional capital in the future. If our plans are not achieved and/or if significant unanticipated events occur, we may have to further modify our business plan, which may require us to raise additional capital. As of December 31, 2023 and December 31, 2022, our principal source of liquidity was our cash, which totaled $6,989,424 and $13,468,026, respectively, and additional loans and accrued unreimbursed expenses from related parties. Historically, our principal sources of cash have included proceeds from the sale of common stock and preferred stock and related party loans. Our principal uses of cash have included cash used in operations. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development, including our clinical trials, and general working capital requirements.

Between January 1, 2024 and April 10, 2024, the Company completed At The Market (“ATM”) offerings pursuant to its ATM agreement with Jefferies, in which it issued and sold a total of 30,244 shares of its common stock at an average offering price of $12.81 per share for gross proceeds of $387,490 and net proceeds of $348,741, after deducting underwriting discounts and commissions and offering expenses borne by the Company, which totaled $38,749.

Cash Flow Activities for the Years Ended December 31, 2023 and 2022

We incurred net losses of $8,891,803 and $7,825,237 during the years ended December 31, 2023 and 2022, respectively, and the increase was primarily the result of increases in clinical expenses for the Phase III clinical trial and increases in stock-based compensation expense. Cash was $6,989,424 at December 31, 2023 and $13,468,026 at December 31, 2022 and decreased due to the following reasons:

Operating Activities

Net cash used in operating activities was $6,478,602 for the year ended December 31, 2023 and $6,200,027 for the year ended December 31, 2022. The increase was primarily the result of increases in clinical expenses for the Phase III clinical trial.

Investing Activities

We did not use or generate cash from investing activities during the year ended December 31, 2023 and December 31, 2022.

Financing Activities

There was no net cash provided by or used in financing activities during the year ended December 31, 2023. Net cash used in financing activities was $7,536,216 during the year ended December 31, 2022, attributable to the repurchase of common stock pursuant to the Company’s stock repurchase program.

Contractual Obligations and Commitments

As of December 31, 2023, we did not have any material contractual obligations, other than employment and shareholder agreements and the license for GP2 from HJF.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K.

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

Recent Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this standard replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The update is effective for the Company beginning January 1, 2023 with early adoption permitted. The Company adopted the standard on January 1, 2023. The adoption of this standard did not have a material effect on the Company’s audited consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06—Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The main objective of the amendment is to modify the disclosure or presentation requirements of various Topics in the Codification. Certain amendments represent clarifications to or technical corrections of the current requirements. to eliminate disclosure requirements that were redundant, duplicative, overlapping, outdated, or superseded. The effective date for each amendment will be when the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is still evaluating the impact of the adoption of this standard.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal accounting and financial officer has concluded that as of December 31, 2023, our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Under the direction of our principal executive officer and principal financial and accounting officer, we are developing a plan to remediate the material weaknesses.

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

As of December 31, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting had material weaknesses that lack adequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping and we are implementing plans to improve such internal control.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

The following table sets forth the name, age and position of each of our executive officers, key employees and directors as of April 10, 2024. All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers serve at the discretion of the board.

Name	Age	Position
Snehal Patel	60	Chief Executive Officer, Chief Financial Officer and Director
F. Joseph Daugherty	73	Chief Medical Officer and Director
Jaye Thompson	58	Vice President Clinical & Regulatory Affairs
David McWilliams	80	Chairman of the Board
Eric Rothe	49	Director
Kenneth Hallock	75	Director

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

Hedging and Pledging Policies

As part of our Insider Trading Policy, all of our officers, all of our directors, certain of our employees and consultants and family members or others sharing a household with any of the foregoing are prohibited from engaging in short sales of our securities, any hedging or monetization transactions involving our securities and in transactions involving puts, calls or other derivative securities based on our securities. Our Insider Trading Policy further prohibits such persons from purchasing our securities on margin, borrowing against any account in which our securities are held or pledging our securities as collateral for a loan unless pre-cleared by our Insider Trading Compliance Officer. As of April 10, 2024, none of our directors or executive officers had pledged any shares of our common stock.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the year ended December 31, 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Total ($)
Snehal Patel, Chief Executive Officer	2023	556,875	528,438	1,664,716	2,750,028
	2022	506,250	503,125	1,242,667	2,252,042

(1)	For 2023 fiscal year, Mr. Patel received options to purchase 262,181 shares of common stock for services rendered and as incentive for services to be rendered. For 2022 fiscal year, Mr. Patel received 163,863 shares of our common stock and options to purchase 137,645 shares of common stock for services rendered and as incentive for services to be rendered. The options may or may not vest based on certain additional performance milestones.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding awards held by each of our named executive officers that were outstanding as of December 31, 2023.

	Option Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Snehal Patel	79,966	968,757	7.63	June 21, 2032

(1)	We granted Mr. Patel options to purchase shares of common stock on June 22, 2022 for compensation and incentives to be earned in equal installments over 48 months. Between the 18 month period, June, 22, 2022 to December 31, 2023, Mr. Patel earned 399,826 options which may or may not vest based on certain additional performance milestones and of which 20% is currently vested and exercisable, totaling 79,966 shares, and the balance, or 968,757 options, may or may not vest over the 30 month period commencing on January 1, 2024 or thereafter.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board and received compensation for such service during the fiscal year ended December 31, 2023. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board in 2023.

Name	Fees Earned or Paid in Cash ($)	Stock and Option Awards ($)	All Other Compensation ($)	Total ($)
David McWilliams(1)		98,391		98,391
Eric Rothe(2)		65,636		65,636
Kenneth Hallock(3)		65,636		65,636

(1)	We granted Mr. McWilliams options to purchase shares of common stock on June 22, 2022 for compensation and incentives to be earned in equal installments over 48 months of which 15,496 options vested between January 1, 2023 and December 31, 2023 over the 12 month period, and the balance, or 38,352 options, vest over 30 equal monthly installments commencing on January 1, 2024.

(2)	We granted Mr. Rothe options to purchase shares of common stock on June 22, 2022 for compensation and incentives to be earned in equal installments over 48 months of which 10,337 options vested between January 1, 2023 and December 31, 2023 over the 12 month period, and the balance, or 25,585 options, vest over 30 equal monthly installments commencing on January 1, 2024.

(3)	We granted Mr. Hallock options to purchase shares of common stock on June 22, 2022 for compensation and incentives to be earned in equal installments over 48 months of which 10,337 options vested between January 1, 2023 and December 31, 2023 over the 12 month period, and the balance, or 25,585 options, vest over 30 equal monthly installments commencing on January 1, 2024.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 10, 2024 by:

●	each of our named executive officers;

●	each of our directors;

●	all of our current directors and executive officers as a group; and

●	each stockholder known by us to own beneficially more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of April 10, 2024, pursuant to the exercise of options or warrants, vesting of common stock or conversion of preferred stock or convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 12,878,409 shares of common stock issued and outstanding as of April 10, 2024.

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

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage
Executive officers and directors:
Snehal Patel	5,463,263(1)	40.83%
F. Joseph Daugherty	102,698(2)	*
David McWilliams	650,028(3)	5.04%
Eric Rothe	333,068 (4)	2.58%
Kenneth Hallock	417,146 (5)	3.23%
All current named executive officers and directors as a group (5) persons	6,966,202	51.60%

*	Represents beneficial ownership of less than 1%

(1)	Consists of (i) 1,289,279 shares of common stock owned by Snehal Patel, (ii) 1,494,863 shares of common stock owned by Snehal Patel IRA, (iii) 25,100 shares of common stock owned by Snehal Patel 401k (iv) 919,234 shares of common stock owned by Patel Family Trust 1, (v) 743,218 shares of common stock owned by Patel Family Trust 2, (vi) 743,218 shares of common stock owned by Patel Family Trust 3, and (vii) 135,865 shares of common stock owned by Kinnary Patel IRA. Includes 112,486 shares of common stock exercisable upon exercise of vested stock options and stock options that vest within 60 days. Snehal Patel and Kinnary Patel, the spouse of Snehal Patel, are the Trustees of the Patel Family Trust 1, Patel Family Trust 2 and Patel Family Trust 3. Snehal Patel is the Trustee of the Snehal Patel IRA. Kinnary Patel is the Trustee of the Kinnary Patel IRA. In such capacities, Snehal Patel is deemed to hold voting and dispositive power over the securities held by such entities.

(2)	Includes 12,565 shares of common stock exercisable upon exercise of vested stock options and stock options that vest within 60 days.

(3)	Includes 29,701 shares of common stock exercisable upon exercise of vested stock options and stock options that vest within 60 days.

(4)	Includes 19,813 shares of common stock exercisable upon exercise of vested stock options and stock options that vest within 60 days.

(5)	Includes 19,813 shares of common stock exercisable upon exercise of vested stock options and stock options that vest within 60 days. Kenneth Hallock and Annette Hallock are the Trustees of the Hallock Trust and in such capacities share voting and dispositive power over the securities held by such entity.

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

Based on a review of the copies of such forms received, we believe that during 2023, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2023 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by MaloneBailey, LLP and RBSM, LLP, our independent registered public accounting firms, for the indicated services for each of the last two fiscal years were as follows:

	2023	2022
Audit fees (1)	$69,000	$60,000
Audit-related fees	$26,000	$30,000
Tax fees	$-	$-
All other fees	$-	$-

(1)	Audit fees consist of fees for professional services performed by MaloneBailey and RBSM for the audit and review of our financial statements, preparation and filing of our registration statements, including issuance of comfort letters.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
(a)(1) Financial Statements
The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit Number	Description
1.1	Open Market Sale Agreement, dated July 12, 2022 by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.1 to Form 8-K filed on July 12, 2022)
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 1, 2020)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 1, 2020)
4.1	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
4.2	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to Form 10-K filed on March 31, 2021).
10.1+	2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form S-1 filed on May 29, 2020)
10.2	Form of Indemnification Agreement with directors and executive officers (incorporated by reference to Exhibit 10.1 to Form S-1 filed on May 29, 2020)
10.3	Exclusive License Agreement between The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. and the Company (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
10.4	First Amendment to Exclusive License Agreement between The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. and the Company (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
10.5	Second Amendment to Exclusive License Agreement between The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. and the Company (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
10.6	American Arbitration Association Award of Arbitrators (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
10.7+	Employment Agreement between the Company and Snehal Patel dated September 29, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2020)
10.8	Registration Rights Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
23.1	Consent of RBSM LLP
23.2	Consent of MaloneBailey LLP
24	Power of Attorney (included on signature page hereto).
31.1	Certification of Principal Executive Officer and Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWICH LIFESCIENCES, INC.

/s/ Snehal Patel
April 15, 2024	Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

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

SIGNATURE	TITLE	DATE

/s/ Snehal Patel	Chief Executive Officer and Director	April 15, 2024
Snehal Patel	(Principal Executive Officer and Principal Accounting and Financial Officer)

/s/ F. Joseph Daugherty	Chief Medical Officer and Director	April 15, 2024
F. Joseph Daugherty

/s/ David McWilliams	Director	April 15, 2024
David McWilliams

/s/ Eric Rothe	Director	April 15, 2024
Eric Rothe

/s/ Kenneth Hallock	Director	April 15, 2024
Kenneth Hallock

GREENWICH LIFESCIENCES, INC.

Texas Office: 8920 Business Park Dr Austin, TX 78759 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Greenwich LifeSciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Greenwich LifeSciences, Inc. (the “Company”) as of December 31, 2023, and the related statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses from operations, limited cash flow, and an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2024.

Austin, Texas
April 15, 2024
PCAOB ID: 587

New York, NY Washington DC Mumbai & Pune, India Boca Raton, FL

San Francisco, CA Las Vegas, NV Beijing, China Athens, Greece

Member: ANTEA International with affiliated offices worldwide

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Greenwich LifeSciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Greenwich LifeSciences, Inc. (the “Company”) as of December 31, 2022, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2019.
Houston, Texas
March 31, 2023

GREENWICH LIFESCIENCES, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022

	2023	2022
Assets
Current assets
Cash	$6,989,424	$13,468,026
Acquired patents, net	5,391	9,003
Total assets	$6,994,815	$13,477,029

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable & accrued interest	$256,317	$220,845
Unreimbursed expenses	38,089	42,060
Total current liabilities	294,406	262,905
Total liabilities	294,406	262,905

Stockholders’ equity

Common stock, $0.001 par value; 100,000,000 shares authorized; 12,848,165 shares issued and outstanding as of December 31, 2023 and 2022	12,848	12,848

Additional paid-in capital	57,052,130	54,674,042
Accumulated deficit	(50,364,569)	(41,472,766)
Total stockholders’ equity	6,700,409	13,214,124
Total liabilities and stockholders’ equity	$6,994,815	$13,477,029

See accompanying notes to financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
Revenue	$—	$—
Operating expenses
Research and development	7,698,622	6,475,668
General and administrative	1,629,244	1,564,586
Total operating expenses	9,327,866	8,040,254
Loss from operations	(9,327,866)	(8,040,254)
Interest income	436,063	215,017
Net loss	$(8,891,803)	$(7,825,237)
Per share information:
Net loss per common share, basic and diluted	$(0.69)	$(0.61)
Weighted average common shares outstanding, basic and diluted	12,848,165	12,913,848

See accompanying notes to financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Additional		Total
	Shares	Par Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balances, December 31, 2021	13,147,829	$13,148	$60,466,093	$(33,647,529)	$26,831,712
Stock-based compensation	220,164	220	1,743,645	—	1,743,865
Repurchase of common stock via stock repurchase program, net of costs	(519,828)	(520)	(7,535,696)	—	(7,536,216)
Net loss				(7,825,237)	(7,825,237)
Balances, December 31, 2022	12,848,165	$12,848	$54,674,042	$(41,472,766)	$13,214,124
Stock-based compensation	—	—	2,378,088	—	2,378,088
Net loss				(8,891,803)	(8,891,803)
Balances, December 31, 2023	12,848,165	$12,848	$57,052,130	$(50,364,569)	$6,700,409

See accompanying notes to financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
Operating activities:
Net loss	$(8,891,803)	$(7,825,237)
Adjustments required to reconcile net loss to net cash used in operating activities:
Amortization	3,612	3,612
Stock-based compensation	2,378,088	1,743,865
Changes in operating assets and liabilities:
Accounts payable	35,472	—
Unreimbursed expenses (accrued)	(3,971)	(122,267)
Net cash used in operating activities	(6,478,602)	(6,200,027)
Financing activities:
Repurchase of common stock via stock repurchase program, net of costs	—	(7,536,216)
Net cash provided by (used in) financing activities	—	(7,536,216)
Net increase (decrease) in cash	(6,478,602)	(13,736,243)
Cash, beginning of period	13,468,026	27,204,269
Cash, end of period	$6,989,424	$13,468,026

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

2. Going Concern

The Company has prepared its financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. However, the Company has incurred net losses since its inception and has negative operating cash flows. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

As of December 31, 2023, the Company had cash of $6,989,424. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

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

Cash

Cash consists primarily of deposits with commercial banks and financial institutions. These cash deposits exceed the insured limits at individual banks and financial institutions.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the estimated discounted future net cash flows arising from the assets or asset groups. No impairment losses on long-lived assets have been recorded through December 31, 2023.

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02-Leases (Topic 842), which significantly amends the way companies are required to account for leases. Under the updated leasing guidance, some leases that did not have to be reported previously are now required to be presented as an asset and liability on the balance sheet. In addition, for certain leases, what was previously classified as an operating expense must now be allocated between amortization expense and interest expense. The Company elected to adopt this update using the modified retrospective transition method and prior periods have not been restated. The current monthly rent is approximately $2,582. The month-to-month sub-lease is from a related party and the underlying lease expires in May of 2024. Any right of use asset and liability is deemed to be nominal as of December 31, 2023 and 2022.

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

As of December 31, 2023 and 2022, the Company had common stock equivalents related to warrants outstanding to acquire 20,174 shares of the Company’s common stock.

As of December 31, 2023 and 2022, the Company had common stock equivalents related to options outstanding to acquire 1,498,128 shares of the Company’s common stock.

As of December 31, 2023 and 2022, the Company has no common stock equivalents related to convertible preferred stock issued and outstanding.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this standard replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The update is effective for the Company beginning January 1, 2023 with early adoption permitted. The Company adopted the standard on January 1, 2023. The adoption of this standard did not have a material effect on the Company’s audited consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2023, the FASB issued ASU No 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718)” pursuant to SEC Staff Accounting Bulletin No. 120, which adds interpretive guidance for public companies to consider when entering into share-based payment transactions while in possession of material non-public information. The effective date of this update is for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company does not expect the adoption to have a material impact on our consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06—Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The main objective of the amendment is to modify the disclosure or presentation requirements of various Topics in the Codification. Certain amendments represent clarifications to or technical corrections of the current requirements. to eliminate disclosure requirements that were redundant, duplicative, overlapping, outdated, or superseded. The effective date for each amendment will be when the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is still evaluating the impact of the adoption of this standard.

4. Related Party Transactions

Unreimbursed expenses have been accrued and incurred by management, which total $38,089 as of December 31, 2023 and $42,060 as of December 31, 2022.

GREENWICH LIFESCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

5. Income Taxes

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	4,505,244	3,137,364
Valuation allowance	(4,505,244)	(3,137,364)
Total deferred tax assets	—	—

The federal income tax rate used for 2023 and 2022 was 21%. At December 31, 2023, the Company had federal net operating loss (“NOL”) carryforwards of approximately $21.5 million that will expire in tax years up through 2037. The NOLs generated in tax years 2018 and forward will carry forward indefinitely, but the deductibility of such federal net operating losses is limited. The NOL and tax credit carryforwards may be further subject to the application of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as discussed further below. The Company has provided a valuation allowance to offset the deferred tax assets due to the uncertainty of realizing the benefits of the net deferred tax asset.

The Company’s issuances of common and preferred stock may have resulted in ownership changes as defined by Section 382 of the Code. The Company has not conducted a Section 382 study to date. It is possible that a future analysis may result in the conclusion that a portion of the Company’s NOL carryforwards and R&D tax credit carryforwards will be limited due to Sections 382 and 383 of the Code.

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

Accounts payable includes accrued interest which totals $220,845 as of December 31, 2023 and 2022.

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

As of December 31, 2023 and 2022, 893,181 shares of the 908,362 shares of the common stock grant, which includes an additional grant of 120 shares issued during the vesting period due to rounding up of fractional shares, had vested at approximately $2,009,657 value and 15,181 shares remain unvested and unrecognized at approximately $34,157 value. In 2023, no shares of common stock grant vested. In 2022, 220,164 shares of common stock grant vested at approximately $495,369 value.

On January 23, 2022, the Board of Directors authorized the Company’s management to implement a stock repurchase program for up to $10 million of the Company’s common stock at any time. The term of the Board of Directors authorization of the repurchase program is until March 31, 2023. The repurchase program may be suspended or discontinued at any time and will be funded using the Company’s working capital. As of December 31, 2023, approximately 519,828 shares of the Company’s common stock has been repurchased and cancelled at an aggregate purchase price, including all transactions costs, of approximately $7,536,216.

On January 23, 2022, November 30, 2022, and November 17, 2023, the Board of Directors sequentially extended the lock-up of the shares owned by the Company’s directors, officers, and existing pre-IPO investors to December 31, 2024 (approximately 51 months from date of the Company’s IPO). During this period, current officers, directors and certain shareholders will not be able to sell their shares of the Company’s common stock unless otherwise modified by the Board of Directors.

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

At December 31, 2023, outstanding warrants to purchase shares of common stock accounted for as equity or liabilities were as follows with an aggregate intrinsic value as of December 31, 2023 of $67,230 based on the December 29, 2023 closing share price of $10.52:

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

Options

On June 22, 2022, prior to the close of the Nasdaq market, 1,498,128 shares of common stock were granted to employees, consultants, and directors issuable upon exercise of outstanding stock options under the Company’s 2019 Equity Incentive Plan at an exercise price of $7.63 per share, which was the most recent prior closing share price on June 21, 2022. The options had a fair value on the grant date of $9,512,356, based on a risk-free rate of 3.2% and an annualized volatility of 106%, of which $3,626,584 was expensed through December 31, 2023 and $5,885,772 will be expensed in the future if and as vesting occurs. Vesting will be based on time of service over a four year period and certain additional performance milestones for senior management, primarily related to the Phase III clinical trial.

8. Subsequent Events

Between January 1, 2024 and April 10, 2024, the Company completed At The Market (“ATM”) offerings pursuant to its ATM agreement with Jefferies, in which it issued and sold a total of 30,244 shares of its common stock at an average offering price of $12.81 per share for gross proceeds of $387,490 and net proceeds of $348,741, after deducting underwriting discounts and commissions and offering expenses borne by the Company, which totaled $38,749.

On March 12, 2024, the Board of Directors further extended the lock-up of the shares owned by the Company’s directors, officers, and existing pre-IPO investors to June 30, 2025 (approximately 57 months from date of the Company’s IPO). During this period, current officers, directors and certain shareholders will not be able to sell their shares of the Company’s common stock unless otherwise modified by the Board of Directors.

