Form 10-Q
period 2024-03-31
Greenwich LifeSciences, Inc.
filed 2024-05-20
CIK 1799788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 8, 2024, the issuer had 12,879,995 shares of Common Stock issued and outstanding.

GREENWICH LIFESCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENWICH LIFESCIENCES, INC.

BALANCE SHEETS

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023 (UNAUDITED)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash	$5,505,975	$6,989,424
Acquired patents, net	4,488	5,391
Total assets	$5,510,463	$6,994,815

Liabilities and stockholders’ equity
Current liabilities
Accounts payable & accrued interest	$346,582	$256,317
Unreimbursed expenses	43,029	38,089
Total current liabilities	389,611	294,406
Total liabilities	389,611	294,406

Stockholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,875,282 and 12,848,165 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	12,876	12,848
Additional paid-in capital	57,945,740	57,052,130
Accumulated deficit	(52,837,764)	(50,364,569)
Total stockholders’ equity	5,120,852	6,700,409
Total liabilities and stockholders’ equity	$5,510,463	$6,994,815

See accompanying notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Revenue	$—	$—
Operating expenses
Research and development	2,194,513	1,827,907
General and administrative	342,688	413,175
Total operating expenses	2,537,201	2,241,082
Loss from operations	(2,537,201)	(2,241,082)
Interest income	64,006	116,180
Net loss	$(2,473,195)	$(2,124,902)
Per share information:
Net loss per common share, basic and diluted	$(0.19)	$(0.17)
Weighted average common shares outstanding, basic and diluted	12,859,685	12,848,165

See accompanying notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

	Common Stock		Additional		Total
	Shares	Par Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balances, December 31, 2022	12,848,165	$12,848	$54,674,042	$(41,472,766)	$13,214,124
Stock-based compensation	—	—	594,522	—	594,522
Net loss				(2,124,902)	(2,124,902)
Balances, March 31, 2023	12,848,165	$12,848	$55,268,564	$(43,597,668)	$11,683,744

Balances, December 31, 2023	12,848,165	$12,848	$57,052,130	$(50,364,569)	$6,700,409
Stock-based compensation	—	—	594,522	—	594,522
Sale of common stock via ATM program, net of costs	27,117	28	299,088	—	299,116
Net loss				(2,473,195)	(2,473,195)
Balances, March 31, 2024	12,875,282	$12,876	$57,945,740	$(52,837,764)	$5,120,852

See accompanying notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(2,473,195)	$(2,124,902)
Adjustments required to reconcile net loss to net cash used in operating activities:
Amortization	903	903
Stock-based compensation	594,522	594,522
Changes in operating assets and liabilities:
Accounts payable	90,265	—
Unreimbursed expenses (accrued)	4,940	(27,330)
Net cash used in operating activities	(1,782,565)	(1,556,807)
Financing activities:
Sale of common stock via ATM program, net of costs	299,116	—
Net cash provided by (used in) financing activities	299,116	—
Net increase (decrease) in cash	(1,483,449)	(1,556,807)
Cash, beginning of period	6,989,424	13,468,026
Cash, end of period	$5,505,975	$11,911,219

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

As of March 31, 2024, the Company had cash of $5,505,975. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements of the Company for the years ended December 31, 2023 and 2022 as reported in the Company’s Form 10-K have been omitted.

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02-Leases (Topic 842), which significantly amends the way companies are required to account for leases. Under the updated leasing guidance, some leases that did not have to be reported previously are now required to be presented as an asset and liability on the balance sheet. In addition, for certain leases, what was previously classified as an operating expense must now be allocated between amortization expense and interest expense. The Company elected to adopt this update using the modified retrospective transition method and prior periods have not been restated. The current monthly rent is approximately $2,626. The month-to-month sub-lease is from a related party and the underlying lease expires in May of 2024. Any right of use asset and liability is deemed to be nominal as of March 31, 2024 and December 31, 2023.

Basic and Diluted Loss per Share

As of March 31, 2024 and 2023, the Company had common stock equivalents related to warrants outstanding to acquire 20,174 shares of the Company’s common stock.

As of March 31, 2024 and 2023, the Company had common stock equivalents related to options outstanding to acquire 1,498,128 shares of the Company’s common stock.

As of March 31, 2024 and 2023, the Company has no common stock equivalents related to convertible preferred stock issued and outstanding.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Basic and diluted net loss per share calculation:
Net loss, basic	(2,473,195)	(2,124,902)
Change in fair value of warrants	—	—
Net loss, diluted	(2,473,195)	(2,124,902)
Weighted average common shares outstanding, basic and diluted	12,859,685	12,848,165
Net loss per common share, basic and diluted	$(0.19)	$(0.17)

4. Related Party Transactions

Unreimbursed expenses have been accrued and incurred by management, which total $43,029 as of March 31, 2024 and $38,089 as of December 31, 2023.

5. Commitments and Contingencies

Accounts payable total $125,737 and $35,472 as of March 31, 2024 and December 31, 2023, respectively.

License Obligation, Legal Expenses, and Manufacturing Agreements

The Company entered into an exclusive license agreement with The Henry M. Jackson Foundation (“HJF”) in April 2009, as amended, pursuant to which it acquired exclusive marketing rights to GP2, the Company’s product candidate. In consideration for such licensed rights, the Company issued HJF 202,619 shares of the Company’s common stock valued at $0.267 per share, which is amortized over 15 years at $3,607 per year. Pursuant to the exclusive license agreement, the Company is required to pay an annual maintenance fee, milestone payments and royalty payments based on sales of GP2 and to reimburse HJF for patent expenses related to GP2. The Company currently depends on third-party contract manufacturers for all required raw materials, active pharmaceutical ingredients, and finished product candidate for the Company’s clinical trials. Accrued interest is owed to HJF, which totals $220,845 as of March 31, 2024 and December 31, 2023.

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

6. Stockholders’ Equity

As of March 31, 2024, 893,181 shares of the 908,362 shares of the common stock grant, which includes an additional grant of 120 shares issued during the vesting period due to rounding up of fractional shares, had vested at approximately $2,009,657 value and 15,181 shares remain unvested and unrecognized at approximately $34,157 value. There were no shares vested during the three months ended March 31, 2024 and 2023.

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

Between January 1, 2024 and March 31, 2024, the Company completed At The Market (“ATM”) offerings pursuant to its ATM agreement with Jefferies, in which it issued and sold a total of 27,117 shares of its common stock at an average offering price of $12.26 per share for gross proceeds of $332,351 and net proceeds of $299,116, after deducting underwriting discounts and commissions and offering expenses borne by the Company, which totalled $33,235.

Warrants

At March 31, 2024, outstanding warrants to purchase shares of common stock accounted for as equity were as follows with an aggregate intrinsic value as of March 31, 2024 of $257,269 based on the March 28, 2024 closing share price of $19.94:

Shares Underlying Outstanding Warrants	Exercise Price(1)	Expiration Date(1)

20,174	$7.1875	September 24, 2025
20,174

(1)	The warrants are exercisable at any time and from time to time, in whole or in part, during a period commencing March 24, 2021 and expiring September 24, 2025. The exercise price of the warrants is $7.1875 per share or $6.9718 per share if the warrants are exercised for cash within the first six months of the period in which they are exercisable.

Options

On June 22, 2022, prior to the close of the Nasdaq market, 1,498,128 shares of common stock were granted to employees, consultants, and directors issuable upon exercise of outstanding stock options under the Company’s 2019 Equity Incentive Plan at an exercise price of $7.63 per share, which was the most recent prior closing share price on June 21, 2022. The options had a fair value on the grant date of $9,512,356, based on a risk-free rate of 3.2% and an annualized volatility of 106%. As of March 31, 2024, $4,221,106 was expensed and $5,291,250 may be expensed in the future if and as vesting occurs. As of March 31, 2023, $1,843,018 was expensed. Vesting will be based on time of service over a four year period and certain additional performance milestones for senior management, primarily related to the Phase III clinical trial.

7. Subsequent Events

Between April 1, 2024 and May 8, 2024, the Company completed At The Market (“ATM”) offerings pursuant to its ATM agreement with Jefferies, in which it issued and sold a total of 4,713 shares of its common stock at an average offering price of $17.08 per share for gross proceeds of $80,482 and net proceeds of $72,434, after deducting underwriting discounts and commissions and offering expenses borne by the Company, which totalled $8,049.

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

In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2023, filed on April 15, 2024. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

We are a clinical-stage biopharmaceutical company focused on our Phase III clinical trial, Flamingo-01, which is evaluating GLSI-100, an immunotherapy to prevent breast cancer recurrences. GP2 is a 9 amino acid transmembrane peptide of the HER2/neu protein, a cell surface receptor protein that is expressed in a variety of common cancers, including expression in 75% of breast cancers at low (1+), intermediate (2+), and high (3+ or over-expressor) levels. The combination of GP2 + GM-CSF is called GLSI-100. We are currently expanding Flamingo-01 into Europe with plans to open up to 150 sites globally. Flamingo-01 is designed to evaluate the safety and efficacy of GLSI-100 in HER2/neu positive patients with residual disease or high-risk pathologic complete response at surgery and who have completed both neoadjuvant and postoperative adjuvant trastuzumab based treatment.

To date, we have not generated any revenue and we have incurred net losses. Our net losses were approximately $8.9 million and $7.8 million for the years ended December 31, 2023 and 2022, respectively and $2.5 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively.

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

Results of Operations for the Three Months Ended March 31, 2024 and 2023

Research and Development Expenses

Research and development expenses increased by $366,606, or 20%, to $2,194,513 for the three months ended March 31, 2024 from $1,827,907 for the three months ended March 31, 2023. The increase was primarily the result of an increase in clinical expenses.

General and Administrative Expenses

General and administrative expenses decreased by $70,487, or 17%, to $342,688 for the three months ended March 31, 2024 from $413,175 for the three months ended March 31, 2023.

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

We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities; however, there is no assurance that we will be successful at raising additional capital in the future. If our plans are not achieved and/or if significant unanticipated events occur, we may have to further modify our business plan, which may require us to raise additional capital. As of March 31, 2024 and December 31, 2023, our principal source of liquidity was our cash, which totalled $5,505,975 and $6,989,424, respectively, and additional loans and accrued unreimbursed expenses from related parties. Historically, our principal sources of cash have included proceeds from the sale of common stock and preferred stock and related party loans. Our principal uses of cash have included cash used in operations. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development, including our clinical trials, and general working capital requirements.

Cash Flow Activities for the Three Months Ended March 31, 2024 and 2023

We incurred net losses of $2,473,195 and $2,124,902 during the three month periods ended March 31, 2024 and 2023, respectively. The increase was primarily the result of an increase in cash compensation, clinical, and manufacturing expenses.

Operating Activities

Net cash used in operating activities was $1,782,565 for the three months ended March 31, 2024 and $1,556,807 for the three months ended March 31, 2023.

Investing Activities

We did not use or generate cash from investing activities during the three months ended March 31, 2024 and 2023.

Financing Activities

Between January 1, 2024 and March 31, 2024, the Company completed At The Market (“ATM”) offerings pursuant to its ATM agreement with Jefferies, in which it issued and sold a total of 27,117 shares of its common stock at an average offering price of $12.26 per share for gross proceeds of $332,351 and net proceeds of $299,116, after deducting underwriting discounts and commissions and offering expenses borne by the Company, which totalled $33,235.

Between April 1, 2024 and May 8, 2024, the Company completed At The Market (“ATM”) offerings pursuant to its ATM agreement with Jefferies, in which it issued and sold a total of 4,713 shares of its common stock at an average offering price of $17.08 per share for gross proceeds of $80,482 and net proceeds of $72,434, after deducting underwriting discounts and commissions and offering expenses borne by the Company, which totalled $8,049.

Contractual Obligations and Commitments

As of March 31, 2024, we did not have any material contractual obligations, other than employment and shareholder agreements and the license for GP2 from HJF.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K.

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

Recent Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this standard replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The update is effective for the Company beginning January 1, 2023 with early adoption permitted. The Company adopted the standard on January 1, 2023. The adoption of this standard did not have a material effect on the Company’s audited financial statements and related disclosures.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal accounting and financial officer has concluded that as of March 31, 2024, our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Under the direction of our principal executive officer and principal financial and accounting officer, we are developing a plan to remediate the material weaknesses.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2023:

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWICH LIFESCIENCES, INC.

May 20, 2024	By:	/s/ Snehal Patel
Snehal Patel
Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

-14-