Form 10-Q
period 2024-06-30
Greenwich LifeSciences, Inc.
filed 2024-08-14
CIK 1799788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the issuer had 13,144,653 shares of Common Stock issued and outstanding.

GREENWICH LIFESCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

GREENWICH LIFESCIENCES, INC.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2024 AND DECEMBER 31, 2023 (UNAUDITED)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash	$7,224,875	$6,989,424
Acquired patents, net	3,585	5,391
Total assets	$7,228,460	$6,994,815

Liabilities and stockholders’ equity
Current liabilities
Accounts payable & accrued interest	$1,335,231	$256,317
Unreimbursed expenses	17,797	38,089
Total current liabilities	1,353,028	294,406
Total liabilities	1,353,028	294,406

Stockholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 13,067,687 and 12,848,165 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	13,068	12,848
Additional paid-in capital	61,306,810	57,052,130
Accumulated deficit	(55,444,446)	(50,364,569)
Total stockholders’ equity	5,875,432	6,700,409
Total liabilities and stockholders’ equity	$7,228,460	$6,994,815

See accompanying notes to unaudited condensed financial statements.

GREENWICH LIFESCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$—	$—	$—	$—
Operating expenses
Research and development	2,307,873	1,379,567	4,502,386	3,207,474
General and administrative	353,531	368,259	696,219	781,434
Total operating expenses	2,661,404	1,747,826	5,198,605	3,988,908
Loss from operations	(2,661,404)	(1,747,826)	(5,198,605)	(3,988,908)
Interest Income	54,722	119,453	118,728	235,633
Net loss	$(2,606,682)	$(1,628,373)	$(5,079,877)	$(3,753,275)
Per share information:
Net loss per common share, basic and diluted	$(0.20)	$(0.13)	$(0.39)	$(0.29)
Weighted average common shares outstanding, basic and diluted	12,906,867	12,848,165	12,882,896	12,848,165

See accompanying notes to unaudited condensed financial statements.

GREENWICH LIFESCIENCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

	Common Stock		Additional		Total
	Shares	Par Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balances, December 31, 2022	12,848,165	$12,848	$54,674,042	$(41,472,766)	$13,214,124
Stock-based compensation	—	—	594,522	—	594,522
Net loss	—	—	—	(2,124,902)	(2,124,902)
Balances, March 31, 2023	12,848,165	$12,848	$55,268,564	$(43,597,668)	$11,683,744
Stock-based compensation	—	—	594,522	—	594,522
Net loss	—	—	—	(1,628,373)	(1,628,373)
Balances, June 30, 2023	12,848,165	$12,848	$55,863,086	$(45,226,041)	$10,649,893

Balances, December 31, 2023	12,848,165	$12,848	$57,052,130	$(50,364,569)	$6,700,409
Stock-based compensation	—	—	594,522	—	594,522
Sale of common stock via ATM program, net of costs	27,117	28	299,088	—	299,116
Net loss				(2,473,195)	(2,473,195)
Balances, March 31, 2024	12,875,282	$12,876	$57,945,740	$(52,837,764)	$5,120,852
Stock-based compensation	—	—	594,522	—	594,522
Sale of common stock via ATM program, net of costs	17,580	17	266,725	—	266,742
Sale of common stock via Private Placement, net of costs	174,825	175	2,499,823	—	2,499,998
Net loss				(2,606,682)	(2,606,682)
Balances, June 30, 2024	13,067,687	$13,068	$61,306,810	$(55,444,446)	$5,875,432

See accompanying notes to unaudited condensed financial statements.

GREENWICH LIFESCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(5,079,877)	$(3,753,275)
Adjustments required to reconcile net loss to net cash used in operating activities:
Amortization	1,806	1,806
Stock-based compensation	1,189,044	1,189,044
Changes in operating assets and liabilities:
Accounts Payable	1,078,914	79,618
Unreimbursed expenses (accrued)	(20,292)	(40,977)
Net cash used in operating activities	(2,830,405)	(2,523,784)
Financing activities:
Sale of common stock via ATM program, net of costs	565,858	—
Sale of common stock via Private Placement, net of costs	2,499,998	—
Net cash provided by (used in) financing activities	3,065,856	—
Net increase (decrease) in cash	235,451	(2,523,784)
Cash, beginning of period	6,989,424	13,468,026
Cash, end of period	$7,224,875	$10,944,242

See accompanying notes to unaudited condensed financial statements.

GREENWICH LIFESCIENCES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto of the Company contained elsewhere herein.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the condensed financial statements that would substantially duplicate the disclosures contained in the audited financial statements of the Company for the years ended December 31, 2023 and 2022 as reported in the Company’s Form 10-K have been omitted.

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02-Leases (Topic 842), which significantly amends the way companies are required to account for leases. Under the updated leasing guidance, some leases that did not have to be reported previously are now required to be presented as an asset and liability on the balance sheet. In addition, for certain leases, what was previously classified as an operating expense must now be allocated between amortization expense and interest expense. The Company elected to adopt this update using the modified retrospective transition method and prior periods have not been restated. The current monthly rent is approximately $2,819. The month-to-month sub-lease is from a related party and the underlying lease expires in July of 2026. The Company has elected the practical expedient to not record right of use asset and lease obligation liability for leases with terms of less than 12 months.

Basic and Diluted Loss per Share

As of June 30, 2024 and 2023, the Company had common stock equivalents related to warrants outstanding to acquire 20,174 shares of the Company’s common stock.

As of June 30, 2024 and 2023, the Company had common stock equivalents related to options outstanding to acquire 1,498,128 shares of the Company’s common stock.

As of June 30, 2024 and 2023, the Company has no common stock equivalents related to convertible preferred stock issued and outstanding.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Six Months Ended June 30,
	2024	2023
Basic and diluted net loss per share calculation:
Net loss, basic	(5,079,877)	(3,753,275)
Change in fair value of warrants	—	—
Net loss, diluted	(5,079,877)	(3,753,275)
Weighted average common shares outstanding, basic and diluted	12,882,896	12,848,165
Net loss per common share, basic and diluted	$(0.39)	$(0.29)

3. Related Party Transactions

Unreimbursed expenses have been accrued and incurred by management, which total $17,797 as of June 30, 2024 and $38,089 as of December 31, 2023.

The aforementioned month-to-month sub-lease is from a related party and the underlying lease (lessor’s lease) expires in July of 2026.

4. Commitments and Contingencies

Accounts payable total $1,114,386 and $35,472 as of June 30, 2024 and December 31, 2023, respectively.

License Obligation, Legal Expenses, and Manufacturing Agreements

The Company entered into an exclusive license agreement with The Henry M. Jackson Foundation (“HJF”) in April 2009, as amended, pursuant to which it acquired exclusive marketing rights to GP2, the Company’s product candidate. In consideration for such licensed rights, the Company issued HJF 202,619 shares of the Company’s common stock valued at $0.267 per share, which is amortized over 15 years at $3,607 per year. Pursuant to the exclusive license agreement, the Company is required to pay an annual maintenance fee, milestone payments and royalty payments based on sales of GP2 and to reimburse HJF for patent expenses related to GP2. The Company currently depends on third-party contract manufacturers for all required raw materials, active pharmaceutical ingredients, and finished product candidate for the Company’s clinical trials. Accrued interest is owed to HJF, which totals $220,845 as of June 30, 2024 and December 31, 2023.

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

5. Stockholders’ Equity

As of June 30, 2024, 893,181 shares of the 908,362 shares of the common stock grant, which includes an additional grant of 120 shares issued during the vesting period due to rounding up of fractional shares, had vested at approximately $2,009,657 value and 15,181 shares remain unvested and unrecognized at approximately $34,157 value. There were no shares vested during the six months ended June 30, 2024 and 2023.

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

Between January 1, 2024 and June 30, 2024, the Company sold shares of its common stock pursuant to its ATM agreement with Jefferies, in which it issued and sold a total of 44,697 shares of its common stock at an average offering price of $14.07 per share for gross proceeds of $628,732 and net proceeds of $565,858, after deducting underwriting discounts and commissions and offering expenses borne by the Company, which totaled $62,874.

Warrants

At June 30, 2024, outstanding warrants to purchase shares of common stock accounted for as equity were as follows with an aggregate intrinsic value as of June 30, 2024 of $203,203 based on the June 28, 2024 closing share price of $17.26:

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

Options

On June 22, 2022, prior to the close of the Nasdaq market, 1,498,128 shares of common stock were granted to employees, consultants, and directors issuable upon exercise of outstanding stock options under the Company’s 2019 Equity Incentive Plan at an exercise price of $7.63 per share, which was the most recent prior closing share price on June 21, 2022. The options had a fair value on the grant date of $9,512,356, based on a risk-free rate of 3.2% and an annualized volatility of 106%. As of June 30, 2024, $4,815,628 was expensed and $4,696,728 may be expensed in the future if and as vesting occurs. As of June 30, 2023, $2,437,540 was expensed. Vesting will be based on time of service over a four year period and certain additional performance milestones for senior management, primarily related to the Phase III clinical trial.

Private Placement

On June 13, 2024, prior to the close of the Nasdaq market, the Company completed a private placement offering pursuant to which it issued and sold 174,825 shares of its common stock at a price of $14.30 per share, which was the most recent prior closing share price on June 12, 2024, to Snehal Patel, the Company’s Chief Executive Officer and director, for net proceeds of $2,499,998. No investment banking fees were paid in connection with the offering. Mr. Patel agreed to a one year lock-up agreement with respect to his shares of common stock acquired in the offering.

6. Subsequent Events

Between July 1, 2024 and August 2, 2024, the Company sold shares of its common stock pursuant to its ATM agreement with Jefferies, in which it issued and sold a total of 76,966 shares of its common stock at an average offering price of $17.06 per share for gross proceeds of $1,312,692 and net proceeds of $1,181,424, after deducting underwriting discounts and commissions and offering expenses borne by the Company, which totaled $131,269.

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

The following discussion and analysis is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in the condensed financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

To date, we have not generated any revenue and we have incurred net losses. Our net losses were approximately $8.9 million and $7.8 million for the years ended December 31, 2023 and 2022, respectively and $5.1 million and $3.8 million for the six months ended June 30, 2024 and 2023, respectively.

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

Results of Operations for the Three Months Ended June 30, 2024 and 2023

Research and Development Expenses

Research and development expenses increased by $928,306 or 67%, to $2,307,873 for the three months ended June 30, 2024 from $1,379,567 for the three months ended June 30, 2023. The increase was primarily the result of an increase in clinical and manufacturing expenses.

General and Administrative Expenses

General and administrative expenses decreased by $14,728, or 4%, to $353,531 for the three months ended June 30, 2024 from $368,259 for the three months ended June 30, 2023.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

Research and Development Expenses

Research and development expenses increased by $1,294,912, or 40%, to $4,502,386 for the six months ended June 30, 2024 from $3,207,474 for the six months ended June 30, 2023. The increase was primarily the result of an increase in clinical and manufacturing expenses.

General and Administrative Expenses

General and administrative expenses decreased by $85,215, or 11%, to $696,219 for the six months ended June 30, 2024 from $781,434 for the six months ended June 30, 2023.

Liquidity and Capital Resources

Since our inception in 2006, we have devoted most of our cash resources to research and development and general and administrative activities. We have not yet achieved commercialization of our product and have a cumulative net loss from our operations. We will continue to incur net losses for the foreseeable future. Our condensed financial statements have been prepared assuming that we will continue as a going concern.

We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities; however, there is no assurance that we will be successful at raising additional capital in the future. If our plans are not achieved and/or if significant unanticipated events occur, we may have to further modify our business plan, which may require us to raise additional capital. As of June 30, 2024 and December 31, 2023, our principal source of liquidity was our cash, which totaled $7,224,875 and $6,989,424, respectively, and additional loans and accrued unreimbursed expenses from related parties. Historically, our principal sources of cash have included proceeds from the sale of common stock and preferred stock and related party loans. Our principal uses of cash have included cash used in operations. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development, including our clinical trials, and general working capital requirements. The Company’s existing cash resources are expected to provide sufficient funds to carry the Company’s planned operations over the next 12 months from the date these condensed financial statements were issued.

Cash Flow Activities for the Six Months Ended June 30, 2024 and 2023

We incurred net losses of $5,079,877 and $3,753,275 during the six month periods ended June 30, 2024 and 2023, respectively. The increase was primarily the result of an increase in clinical and manufacturing expenses.

Operating Activities

Net cash used in operating activities was $2,830,405 for the six months ended June 30, 2024 and $2,523,784 for the six months ended June 30, 2023.

Investing Activities

We did not use or generate cash from investing activities during the six months ended June 30, 2024 and June 30, 2023.

Financing Activities

Between January 1, 2024 and June 30, 2024, the Company sold shares of its common stock pursuant to its ATM agreement with Jefferies, in which it issued and sold a total of 44,697 shares of its common stock at an average offering price of $14.07 per share for gross proceeds of $628,732 and net proceeds of $565,858, after deducting underwriting discounts and commissions and offering expenses borne by the Company, which totaled $62,874.

Between July 1, 2024 and August 2, 2024, the Company sold shares of its common stock pursuant to its ATM agreement with Jefferies, in which it issued and sold a total of 76,966 shares of its common stock at an average offering price of $17.06 per share for gross proceeds of $1,312,692 and net proceeds of $1,181,424, after deducting underwriting discounts and commissions and offering expenses borne by the Company, which totaled $131,269.

On June 13, 2024, the Company completed a private placement offering of shares of its common stock to its CEO and principal stockholder for net proceeds of $2,499,998. No investment banking fees were paid in connection with the offering.

Contractual Obligations and Commitments

As of June 30, 2024, we did not have any material contractual obligations, other than employment and shareholder agreements and our license for GP2 from HJF.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

Our condensed financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the condensed financial statements, and the reported amounts of expenses in the periods presented.

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

We have chosen to take advantage of the extended transition periods available to emerging growth companies under the JOBS Act for complying with new or revised accounting standards until those standards would otherwise apply to private companies provided under the JOBS Act. As a result, our condensed financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal accounting and financial officer has concluded that as of June 30, 2024, our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Under the direction of our principal executive officer and principal financial and accounting officer, we are developing a plan to remediate the material weaknesses.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 is formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWICH LIFESCIENCES, INC.

August 14, 2024	By:	/s/ Snehal Patel
Snehal Patel
Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

-15-