Form 10-Q
period 2024-09-30
Greenwich LifeSciences, Inc.
filed 2024-11-14
CIK 1799788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 28, 2024, the issuer had 13,144,653 shares of Common Stock issued and outstanding.

GREENWICH LIFESCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

GREENWICH LIFESCIENCES, INC.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023 (UNAUDITED)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash	$5,822,367	$6,989,424
Acquired patents, net	2,682	5,391
Total assets	$5,825,049	$6,994,815

Liabilities and stockholders’ equity
Current liabilities
Accounts payable & accrued interest	$774,759	$256,317
Unreimbursed expenses	67,625	38,089
Total current liabilities	842,384	294,406
Total liabilities	842,384	294,406

Stockholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 13,144,653 and 12,848,165 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	13,145	12,848
Additional paid-in capital	63,082,679	57,052,130
Accumulated deficit	(58,113,159)	(50,364,569)
Total stockholders’ equity	4,982,665	6,700,409
Total liabilities and stockholders’ equity	$5,825,049	$6,994,815

See accompanying notes to unaudited condensed financial statements.

GREENWICH LIFESCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$—	$—	$—	$—
Operating expenses
Research and development	2,292,040	2,158,167	6,794,426	5,365,641
General and administrative	437,011	344,758	1,133,230	1,126,192
Total operating expenses	2,729,051	2,502,925	7,927,656	6,491,833
Loss from operations	(2,729,051)	(2,502,925)	(7,927,656)	(6,491,833)
Interest Income	60,338	111,136	179,066	346,769
Net loss	$(2,668,713)	$(2,391,789)	$(7,748,590)	$(6,145,064)
Per share information:
Net loss per common share, basic and diluted	$(0.20)	$(0.19)	$(0.60)	$(0.48)
Weighted average common shares outstanding, basic and diluted	13,142,457	12,848,165	12,970,048	12,848,165

See accompanying notes to unaudited condensed financial statements.

GREENWICH LIFESCIENCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

	Common Stock		Additional		Total
	Shares	Par Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balances, December 31, 2022	12,848,165	$12,848	$54,674,042	$(41,472,766)	$13,214,124
Stock-based compensation	—	—	594,522	—	594,522
Net loss			—	(2,124,902)	(2,124,902)
Balances, March 31, 2023	12,848,165	12,848	55,268,564	(43,597,668)	11,683,744
Stock-based compensation	—	—	594,522	—	594,522
Net loss			—	(1,628,373)	(1,628,373)
Balances, June 30, 2023	12,848,165	12,848	55,863,086	(45,226,041)	10,649,893
Stock-based compensation	—	—	594,522	—	594,522
Net loss			—	(2,391,789)	(2,391,789)
Balances, September 30, 2023	12,848,165	$12,848	$56,457,608	$(47,617,830)	$8,852,626

Balances, December 31, 2023	12,848,165	$12,848	$57,052,130	$(50,364,569)	$6,700,409
Stock-based compensation	—	—	594,522	—	594,522
Sale of common stock via ATM program, net of costs	27,117	28	299,088	—	299,116
Net loss				(2,473,195)	(2,473,195)
Balances, March 31, 2024	12,875,282	$12,876	$57,945,740	$(52,837,764)	$5,120,852
Stock-based compensation	—	—	594,522	—	594,522
Sale of common stock via ATM program, net of costs	17,580	17	266,725	—	266,742
Sale of common stock via Private Placement, net of costs	174,825	175	2,499,823	—	2,499,998
Net loss				(2,606,682)	(2,606,682)
Balances, June 30, 2024	13,067,687	$13,068	$61,306,810	$(55,444,446)	$5,875,432
Stock-based compensation	—	—	594,522	—	594,522
Sale of common stock via ATM program, net of costs	76,966	77	1,181,347	—	1,181,424
Net loss				(2,668,713)	(2,668,713)
Balances, September 30, 2024	13,144,653	$13,145	$63,082,679	$(58,113,159)	$4,982,665

See accompanying notes to unaudited condensed financial statements.

GREENWICH LIFESCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(7,748,590)	$(6,145,064)
Adjustments required to reconcile net loss to net cash used in operating activities:
Amortization	2,709	2,709
Stock-based compensation	1,783,566	1,783,566
Changes in operating assets and liabilities:
Accounts Payable	518,442	10,057
Unreimbursed expenses (accrued)	29,536	24,325
Net cash used in operating activities	(5,414,337)	(4,324,407)
Financing activities:
Sale of common stock via ATM program, net of costs	1,747,282	—
Sale of common stock via Private Placement, net of costs	2,499,998	—
Net cash provided by (used in) financing activities	4,247,280	—
Net increase (decrease) in cash	(1,167,057)	(4,324,407)
Cash, beginning of period	6,989,424	13,468,026
Cash, end of period	$5,822,367	$9,143,619

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

As of September 30, 2024, the Company had cash of $5,822,367. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

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

Basic and Diluted Loss per Share

As of September 30, 2024 and 2023, the Company had common stock equivalents related to warrants outstanding to acquire 20,174 shares of the Company’s common stock.

As of September 30, 2024 and 2023, the Company had common stock equivalents related to options outstanding to acquire 1,498,128 shares of the Company’s common stock.

As of September 30, 2024 and 2023, the Company has no common stock equivalents related to convertible preferred stock issued and outstanding.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
Basic and diluted net loss per share calculation:
Net loss, basic and diluted	$(7,748,590)	$(6,145,064)
Weighted average common shares outstanding, basic and diluted	12,970,048	12,848,165
Net loss per common share, basic and diluted	$(0.60)	$(0.48)

4. Related Party Transactions

Unreimbursed expenses have been accrued and incurred by management, which total $67,625 as of September 30, 2024 and $38,089 as of December 31, 2023.

The aforementioned month-to-month sub-lease is from a related party and the underlying lease (lessor’s lease) expires in July of 2026.

5. Commitments and Contingencies

Accounts payable total $553,914 and $35,472 as of September 30, 2024 and December 31, 2023, respectively.

License Obligation, Legal Expenses, and Manufacturing Agreements

The Company entered into an exclusive license agreement with The Henry M. Jackson Foundation (“HJF”) in April 2009, as amended, pursuant to which it acquired exclusive marketing rights to GP2, the Company’s product candidate. In consideration for such licensed rights, the Company issued HJF 202,619 shares of the Company’s common stock valued at $0.267 per share, which is amortized over 15 years at $3,607 per year. Pursuant to the exclusive license agreement, the Company is required to pay an annual maintenance fee, milestone payments and royalty payments based on sales of GP2 and to reimburse HJF for patent expenses related to GP2. The Company currently depends on third-party contract manufacturers for all required raw materials, active pharmaceutical ingredients, and finished product candidate for the Company’s clinical trials. Accrued interest is owed to HJF, which totals $220,845 as of September 30, 2024 and December 31, 2023.

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

6. Stockholders’ Equity

As of September 30, 2024, 893,181 shares of the 908,362 shares of the common stock grant, which includes an additional grant of 120 shares issued during the vesting period due to rounding up of fractional shares, had vested at approximately $2,009,657 value and 15,181 shares remain unvested and unrecognized at approximately $34,157 value. There were no shares vested during the nine months ended September 30, 2024 and 2023.

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

Between January 1, 2024 and September 30, 2024, the Company sold shares of its common stock pursuant to its ATM agreement with Jefferies, in which it issued and sold a total of 121,663 shares of its common stock at an average offering price of $15.96 per share for gross proceeds of $1,941,424 and net proceeds of $1,747,282, after deducting underwriting discounts and commissions and offering expenses borne by the Company, which totaled $194,142.

Warrants

At September 30, 2024, outstanding warrants to purchase shares of common stock accounted for as equity were as follows with an aggregate intrinsic value as of September 30, 2024 of $144,900 based on the September 30, 2024 closing share price of $14.37:

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

Options

On June 22, 2022, prior to the close of the Nasdaq market, 1,498,128 shares of common stock were granted to employees, consultants, and directors issuable upon exercise of outstanding stock options under the Company’s 2019 Equity Incentive Plan at an exercise price of $7.63 per share, which was the most recent prior closing share price on June 21, 2022. The options had a fair value on the grant date of $9,512,356, based on a risk-free rate of 3.2% and an annualized volatility of 106%. As of September 30, 2024, $5,410,150 was expensed and $4,102,206 may be expensed in the future if and as vesting occurs. As of September 30, 2023, $3,032,062 was expensed. Vesting will be based on time of service over a four year period and certain additional performance milestones for senior management, primarily related to the Phase III clinical trial.

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

7. Subsequent Events

The Company has evaluated subsequent events through November 14, 2024, the filing date of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the unaudited condensed financial statements.

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

To date, we have not generated any revenue and we have incurred net losses. Our net losses were approximately $8.9 million and $7.8 million for the years ended December 31, 2023 and 2022, respectively and $7.7 million and $6.1 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Results of Operations for the Three Months Ended September 30, 2024 and 2023

Research and Development Expenses

Research and development expenses increased by $133,873 or 6%, to $2,292,040 for the three months ended September 30, 2024 from $2,158,167 for the three months ended September 30, 2023. The increase was primarily the result of an increase in clinical expenses.

General and Administrative Expenses

General and administrative expenses increased by $92,253, or 27%, to $437,011 for the three months ended September 30, 2024 from $344,758 for the three months ended September 30, 2023. The increase was primarily the result of an increase in finance expenses.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

Research and Development Expenses

Research and development expenses increased by $1,428,785, or 27%, to $6,794,426 for the nine months ended September 30, 2024 from $5,365,641 for the nine months ended September 30, 2023. The increase was primarily the result of an increase in clinical expenses.

General and Administrative Expenses

General and administrative expenses increased by $7,038, or 1%, to $1,133,230 for the nine months ended September 30, 2024 from $1,126,192 for the nine months ended September 30, 2023.

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

We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities; however, there is no assurance that we will be successful at raising additional capital in the future. If our plans are not achieved and/or if significant unanticipated events occur, we may have to further modify our business plan, which may require us to raise additional capital. As of September 30, 2024 and December 31, 2023, our principal source of liquidity was our cash, which totaled $5,822,367 and $6,989,424, respectively, and additional loans and accrued unreimbursed expenses from related parties. Historically, our principal sources of cash have included proceeds from the sale of common stock and preferred stock and related party loans. Our principal uses of cash have included cash used in operations. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development, including our clinical trials, and general working capital requirements. The Company’s existing cash resources are expected to provide sufficient funds to carry the Company’s planned operations over the next 12 months from the date these condensed financial statements were issued.

On October 7, 2024, we entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC pursuant to which we may sell up to $100 million of common stock in an “At the Market” offering through a Form S-3 shelf registration statement which was declared effective by the Securities and Exchange Agreement on October 17, 2024.

On September 18, 2024, we terminated the Open Market Sale Agreement, dated July 12, 2022 between us and Jefferies LLC.

Cash Flow Activities for the Nine Months Ended September 30, 2024 and 2023

We incurred net losses of $7,748,590 and $6,145,064 during the nine month periods ended September 30, 2024 and 2023, respectively. The increase was primarily the result of an increase in clinical expenses.

Operating Activities

Net cash used in operating activities was $5,414,337 for the nine months ended September 30, 2024 and $4,324,407 for the nine months ended September 30, 2023.

Investing Activities

We did not use or generate cash from investing activities during the nine months ended September 30, 2024 and September 30, 2023.

Financing Activities

Between January 1, 2024 and September 30, 2024, the Company sold shares of its common stock pursuant to its ATM agreement with Jefferies, in which it issued and sold a total of 121,663 shares of its common stock at an average offering price of $15.96 per share for gross proceeds of $1,941,424 and net proceeds of $1,747,282, after deducting underwriting discounts and commissions and offering expenses borne by the Company, which totaled $194,142.

On June 13, 2024, the Company completed a private placement offering of shares of its common stock to its CEO and principal stockholder for net proceeds of $2,499,998. No investment banking fees were paid in connection with the offering.

Contractual Obligations and Commitments

As of September 30, 2024, we did not have any material contractual obligations, other than employment and shareholder agreements and our license for GP2 from HJF.

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal accounting and financial officer has concluded that as of September 30, 2024, our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Under the direction of our principal executive officer and principal financial and accounting officer, we are developing a plan to remediate the material weaknesses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWICH LIFESCIENCES, INC.

November 14, 2024	By:	/s/ Snehal Patel
Snehal Patel
Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

-15-