Form 10-K
period 2024-12-31
Greenwich LifeSciences, Inc.
filed 2025-04-15
CIK 1799788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on a closing sale price of $17.26 per share, which was the last sale price of the common stock as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $101 million.

As of April 11, 2025, 13,273,539 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

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

An overview of the anticipated Phase III clinical trial design is shown below:

U.S. and European Breast Cancer Market

We believe that the market for GP2 is large. The American Cancer Society estimates that approximately 1 in 8 U.S. women (12.8%) will develop invasive breast cancer over her lifetime. The American Cancer Society, Economic Impact, & European Cancer Information System 2025 estimate approximately 700,000 new breast cancer patients per year and 9.5 million current breast cancer survivors in the U.S. and Europe in 2025. An estimated 42,000 female breast cancer deaths will occur in the U.S. in 2025. HER2/neu 3+ breast cancer patients comprise approximately 25% of all breast cancer patients. Approximately 40% to 50% of the U.S. and European population contains the HLA-A*02 allele, while node positive and high risk node negative patients comprise approximately 50% of the market. Therefore, we believe that the U.S. market for the first indication for GP2, if approved, could be the combination of the three populations above which together comprises approximately 6.25% of breast cancer patients who undergo surgery.

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

There are a number of approved HER2/neu targeted therapies, some of which include the following: Genentech’s Herceptin, Perjeta (pertuzumab) and Kadcyla (TDM-1, ado-trastuzumab emtansine); Puma’s Nerlynx (neratinib); Daichi Sanko’s Enhertu (TDXD, fam-trastuzumab deruxtecan-nxki), and Seattle Genetics’ Tukysa (tucatanib). In addition, the following biosimilars to trastuzumab have been approved: Biocon/Mylan’s (Ogivri — trastuzumab-dkst; Celltrion/Teva’s (Herzuma — trastuzumab-pkrb); Samsung/Biogen/Merck’s (Ontruzant — trastuzumab-dttb); Pfizer’s (Trazimera — trastuzumab-qyyp); and Allergan/Amgen’s (Kanjinti; trastuzumab-anns). Furthermore, the following immune checkpoint inhibitors have also been approved or are under review by the FDA to treat breast cancer patients: Merck’s Keytruda (pembrolizumab) and Genentech’s Tecentriq (atezolumab). Moreover we believe that drug candidates from Sellas (formerly Galena), Marker (formerly TapImmune), Epithany, Antigen Express (Generex subsidiary), and various companies pursuing neoantigen technologies are in clinical development and are being pursued for different sub-populations or are behind GP2 in clinic development.

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

Human Capital Management

As of April 11, 2025 we had 4 full-time employees and 4 part-time employees. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees. We do not have any employees that are represented by a labor union or covered under a collective bargaining agreement. Our future success depends on our ability to attract, develop and retain key personnel, maintain our culture, and ensure diversity and inclusion in our board, management and broader workforce. Our human resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees.

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

We are a clinical stage biopharmaceutical company focused on the development of our novel cancer immunotherapy GP2, for breast cancer and potentially for a broad range of other HER2/neu-expressing cancers. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from collaboration and licensing agreements or product sales to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses since our inception. For the years ended December 31, 2024 and 2023, we reported a net loss of $15.8 million and $8.9 million, respectively. As of December 31, 2024, we had an accumulated deficit of $66.2 million.

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

We expect our existing cash as of December 31, 2024 will enable us to fund our operating expenses through and capital expenditure requirements for at least twelve months from the date of this Annual Report on Form 10-K; however, our existing cash will not be sufficient to complete development and obtain regulatory approval for our product candidate, and we will need to raise significant additional capital to help us do so. In addition, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned.

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

As of December 31, 2024, we had federal net operating loss, or NOLs, carryforwards of approximately $30.0 million. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax laws, and will begin to expire, if not utilized, beginning in 2027. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, federal NOLs incurred in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act, or whether any further regulatory changes may be adopted in the future that could minimize its applicability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and certain corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in the ownership of its equity over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited.

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

As of April 11, 2025, we had 4 full-time employees and 4 part-time employees. We will need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidate. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources may increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

As of April 11, 2025, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 52% of our outstanding shares of common stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Governance

The Audit Committee has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and it reports any findings and recommendations, as appropriate, to the full board of directors for consideration. Senior management regularly discusses cyber risks and trends and, should they arise, any material incidents with the Audit Committee.

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

Number of Stockholders

As of April 11, 2025, we had approximately 16 stockholders of record of our common stock.

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

To date, we have not generated any revenue and we have incurred net losses. Our net losses were approximately $15.8 million and $8.9 million for the years ended December 31, 2024 and 2023, respectively.

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

Results of Operations For the Years Ended December 31, 2024 and 2023

Research and Development Expenses

Research and development expenses increased by $5,253,407, or approximately 68%, to $12,952,029 for the year ended December 31, 2024 from $7,698,622 for the year ended December 31, 2023. The increase was primarily the result of increases in clinical expenses for the Phase III clinical trial and the one-time upfront vesting of 25% of an options grant to employees, management and the board of directors.

General and Administrative Expenses

General and administrative expenses increased by $1,430,544, or approximately 88% to $3,059,788 for the year ended December 31, 2024 from $1,629,244 for the year ended December 31, 2023. The increase was primarily the result of the one-time upfront vesting of 25% of an options grant to employees, management and the board of directors.

Liquidity and Capital Resources

Since our inception in 2006, we have devoted most of our cash resources to research and development and general and administrative activities. We have not yet achieved commercialization of our product and have a cumulative net loss from our operations. We will continue to incur net losses for the foreseeable future.

We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities; however, there is no assurance that we will be successful at raising additional capital in the future. If our plans are not achieved and/or if significant unanticipated events occur, we may have to further modify our business plan, which may require us to raise additional capital. As of December 31, 2024 and December 31, 2023, our principal source of liquidity was our cash, which totaled $4,091,990 and $6,989,424, respectively, and additional loans and accrued unreimbursed expenses from related parties. Historically, our principal sources of cash have included proceeds from the sale of common stock and preferred stock and related party loans. Our principal uses of cash have included cash used in operations. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development, including our clinical trials, and general working capital requirements.

Between January 1, 2025 and April 11, 2025, the Company completed At The Market (“ATM”) offerings pursuant to its ATM agreement with H. C. Wainwright, in which it issued and sold a total of 120,810 shares of its common stock at an average offering price of $10.42 per share for gross proceeds of $1,259,198 and net proceeds of $1,232,026, after deducting underwriting discounts and commissions and offering expenses borne by the Company, which totaled $27,172.

Cash Flow Activities for the Years Ended December 31, 2024 and 2023

We incurred net losses of $15,788,809 and $8,891,803 during the years ended December 31, 2024 and 2023, respectively, and the increase was primarily the result of increases in clinical expenses for the Phase III clinical trial and the one-time upfront vesting of 25% of an options grant to employees, management and the board of directors. Cash was $4,091,990 at December 31, 2024 and $6,989,424 at December 31, 2023 and decreased due to the following reasons:

Operating Activities

Net cash used in operating activities was $7,266,543 for the year ended December 31, 2024 and $6,478,602 for the year ended December 31, 2023. The increase was primarily the result of increases in clinical expenses for the Phase III clinical trial.

Investing Activities

We did not use or generate cash from investing activities during the year ended December 31, 2024 and December 31, 2023.

Financing Activities

Net cash provided by financing activities was $4,369,109 during the year ended December 31, 2024, attributable to the sale of common stock via the ATM program and a private placement. There was no net cash provided by or used in financing activities during the year ended December 31, 2023.

Contractual Obligations and Commitments

As of December 31, 2024, we did not have any material contractual obligations, other than employment and shareholder agreements and the license for GP2 from HJF.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal accounting and financial officer has concluded that as of December 31, 2024, our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Under the direction of our principal executive officer and principal financial and accounting officer, we are developing a plan to remediate the material weaknesses.

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

As of December 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting had material weaknesses that lack adequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping and we are implementing plans to improve such internal control.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

The following table sets forth the name, age and position of each of our executive officers, key employees and directors as of April 11, 2025. All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers serve at the discretion of the board.

Name	Age	Position
Snehal Patel	61	Chief Executive Officer, Chief Financial Officer and Director
F. Joseph Daugherty	74	Chief Medical Officer and Director
Jaye Thompson	59	Vice President Clinical & Regulatory Affairs
David McWilliams	81	Chairman of the Board
Eric Rothe	50	Director
Kenneth Hallock	76	Director

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

Hedging and Pledging Policies

As part of our Insider Trading Policy, all of our officers, all of our directors, certain of our employees and consultants and family members or others sharing a household with any of the foregoing are prohibited from engaging in short sales of our securities, any hedging or monetization transactions involving our securities and in transactions involving puts, calls or other derivative securities based on our securities. Our Insider Trading Policy further prohibits such persons from purchasing our securities on margin, borrowing against any account in which our securities are held or pledging our securities as collateral for a loan unless pre-cleared by our Insider Trading Compliance Officer. As of April 11, 2025, none of our directors or executive officers had pledged any shares of our common stock.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the year ended December 31, 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Total ($)
Snehal Patel, Chief Executive Officer	2024	612,563	306,281	5,322,841	6,241,685
	2023	556,875	528,438	1,664,716	2,750,028

(1)	For 2024 fiscal year, Mr. Patel received deferred bonus compensation of $306,281 and options to purchase 630,000 shares of common stock for services rendered and as incentive for services to be rendered. For 2023 fiscal year, Mr. Patel received options to purchase 262,181 shares of common stock for services rendered and as incentive for services to be rendered. The options may or may not vest based on certain additional performance milestones.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding awards held by each of our named executive officers that were outstanding as of December 31, 2024.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Snehal Patel(1)	132,403	916,320	7.63	June 21, 2032
	100,000	1,048,723	12.16	December 23, 2034

(1)

We granted Mr. Patel options to purchase shares of common stock on June 22, 2022 for compensation and incentives to be earned in equal installments over 48 months. Between the 30 month period, June, 22, 2022 to December 31, 2024, Mr. Patel earned 662,006 options which may or may not vest based on certain additional performance milestones and of which 20% is currently vested and exercisable, totaling 132,403 shares, and the balance, or 916,320 options, may or may not vest over the 18 month period commencing on January 1, 2025 or thereafter.

We granted Mr. Patel 100,000 options to purchase shares of common stock on December 24, 2024 for compensation and incentives which vest immediately. We granted Mr. Patel an additional 1,048,723 options to purchase shares of common stock on December 24, 2024 for compensation and incentives of which 25% are earned immediately and the remainder are to be earned in equal installments over 36 months. Between December 24, 2024 to December 31, 2024, Mr. Patel earned 367,819 options which may or may not vest based on certain additional time based milestones of which 100,000 options are currently vested and exercisable, and the balance, or 1,048,723 options, may or may not vest over the 36 month period commencing on January 1, 2025 or thereafter.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board and received compensation for such service during the fiscal year ended December 31, 2024. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board in 2024.

Name	Fees Earned or Paid in Cash ($)	Stock and Option Awards ($)	All Other Compensation ($)	Total ($)
David McWilliams(1)		255,818		255,818
Eric Rothe(2)		170,650		170,650
Kenneth Hallock(3)		170,650		170,650

(1)

We granted Mr. McWilliams options to purchase shares of common stock on June 22, 2022 for compensation and incentives to be earned in equal installments over 48 months of which 15,496 options vested between January 1, 2024 and December 31, 2024 over the 12 month period, and the balance, or 22,856 options, vest over 18 equal monthly installments commencing on January 1, 2025.

We granted Mr. McWilliams options to purchase shares of common stock on December 24, 2024 for compensation and incentives to be earned in equal installments over 36 months of which 15,829 options vested between January 1, 2024 and December 31, 2024 over the 12 month period, and the balance, or 46,155 options, vest over 36 equal monthly installments commencing on January 1, 2025.

63

(2)

We granted Mr. Rothe options to purchase shares of common stock on June 22, 2022 for compensation and incentives to be earned in equal installments over 48 months of which 10,337 options vested between January 1, 2024 and December 31, 2024 over the 12 month period, and the balance, or 15,247 options, vest over 18 equal monthly installments commencing on January 1, 2025.

We granted Mr. Rothe options to purchase shares of common stock on December 24, 2024 for compensation and incentives to be earned in equal installments over 48 months of which 10,559 options vested between January 1, 2024 and December 31, 2024 over the 12 month period, and the balance, or 30,790 options, vest over 36 equal monthly installments commencing on January 1, 2025.

(3)

We granted Mr. Hallock options to purchase shares of common stock on June 22, 2022 for compensation and incentives to be earned in equal installments over 48 months of which 10,337 options vested between January 1, 2024 and December 31, 2024 over the 12 month period, and the balance, or 15,247 options, vest over 18 equal monthly installments commencing on January 1, 2025.

We granted Mr. Hallock options to purchase shares of common stock on December 24, 2024 for compensation and incentives to be earned in equal installments over 48 months of which 10,559 options vested between January 1, 2024 and December 31, 2024 over the 12 month period, and the balance, or 30,790 options, vest over 36 equal monthly installments commencing on January 1, 2025.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 11, 2025 by:

●	each of our named executive officers;

●	each of our directors;

●	all of our current directors and executive officers as a group; and

●	each stockholder known by us to own beneficially more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of April 11, 2025, pursuant to the exercise of options or warrants, vesting of common stock or conversion of preferred stock or convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 13,273,539 shares of common stock issued and outstanding as of April 11, 2025.

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

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage
Executive officers and directors:
Snehal Patel	5,848,646(1)	41.58%
F. Joseph Daugherty	109,964(2)	*
David McWilliams	690,777(3)	5.19%
Eric Rothe	360,250(4)	2.71%
Kenneth Hallock	444,328(5)	3.34%
All current named executive officers and directors as a group (5) persons	7,453,965	52.29%

*	Represents beneficial ownership of less than 1%

(1)	Consists of (i) 1,496,604 shares of common stock owned by Snehal Patel, (ii) 1,494,863 shares of common stock owned by Snehal Patel IRA, (iii) 28,600 shares of common stock owned by Snehal Patel 401k (iv) 919,234 shares of common stock owned by Patel Family Trust 1, (v) 743,218 shares of common stock owned by Patel Family Trust 2, (vi) 743,218 shares of common stock owned by Patel Family Trust 3, and (vii) 135,865 shares of common stock owned by Kinnary Patel IRA. Includes 287,044 shares of common stock exercisable upon exercise of vested stock options and stock options that vest within 60 days. Snehal Patel and Kinnary Patel, the spouse of Snehal Patel, are the Trustees of the Patel Family Trust 1, Patel Family Trust 2 and Patel Family Trust 3. Snehal Patel is the Trustee of the Snehal Patel IRA. Kinnary Patel is the Trustee of the Kinnary Patel IRA. In such capacities, Snehal Patel is deemed to hold voting and dispositive power over the securities held by such entities.

(2)	Includes 19,831 shares of common stock exercisable upon exercise of vested stock options and stock options that vest within 60 days.

(3)	Includes 70,450 shares of common stock exercisable upon exercise of vested stock options and stock options that vest within 60 days.

(4)	Includes 46,995 shares of common stock exercisable upon exercise of vested stock options and stock options that vest within 60 days.

(5)	Includes 46,995 shares of common stock exercisable upon exercise of vested stock options and stock options that vest within 60 days. Kenneth Hallock and Annette Hallock are the Trustees of the Hallock Trust and in such capacities share voting and dispositive power over the securities held by such entity.

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

Based on a review of the copies of such forms received, we believe that during 2024, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by MaloneBailey, LLP and RBSM, LLP, our independent registered public accounting firms, for the indicated services for each of the last two fiscal years were as follows:

	2024	2023
Audit fees (1)	$64,000	$69,000
Audit-related fees (2)	$88,000	$26,000
Tax fees	$-	$-
All other fees	$-	$-

(1)	Audit fees consist of fees for professional services performed by MaloneBailey and RBSM for the audit and review of our financial statements.
(2)	Audit-related fees consist of fees for professional services performed by MaloneBailey and RBSM related to the filing of our registration statements, including issuance of comfort letters.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
(a)(1) Financial Statements
The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 1, 2020)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 1, 2020)
4.1	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
4.2	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to Form 10-K filed on March 31, 2021).
10.1+	2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form S-1 filed on May 29, 2020)
10.2	Form of Indemnification Agreement with directors and executive officers (incorporated by reference to Exhibit 10.1 to Form S-1 filed on May 29, 2020)
10.3	Exclusive License Agreement between The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. and the Company (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
10.4	First Amendment to Exclusive License Agreement between The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. and the Company (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
10.5	Second Amendment to Exclusive License Agreement between The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. and the Company (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
10.6	American Arbitration Association Award of Arbitrators (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
10.7+	Employment Agreement between the Company and Snehal Patel dated September 29, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2020)
10.8	Registration Rights Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
19.1	Greenwich LifeSciences, Inc. Insider Trading Policy
23.1	Consent of RBSM LLP
24	Power of Attorney (included on signature page hereto).
31.1	Certification of Principal Executive Officer and Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy (incorporated by reference to Exhibit 97.1 to Form 10-K filed on April 15, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWICH LIFESCIENCES, INC.

/s/ Snehal Patel
April 15, 2025	Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

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

SIGNATURE	TITLE	DATE

/s/ Snehal Patel	Chief Executive Officer and Director	April 15, 2025
Snehal Patel	(Principal Executive Officer and Principal Accounting and Financial Officer)

/s/ F. Joseph Daugherty	Chief Medical Officer and Director	April 15, 2025
F. Joseph Daugherty

/s/ David McWilliams	Director	April 15, 2025
David McWilliams

/s/ Eric Rothe	Director	April 15, 2025
Eric Rothe

/s/ Kenneth Hallock	Director	April 15, 2025
Kenneth Hallock

GREENWICH LIFESCIENCES, INC.

Texas Office: 7915 FM 1960 West Suite 220 Houston, TX 77070 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Greenwich LifeSciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Greenwich LifeSciences, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas
April 15, 2025
PCAOB ID: 587

New York, NY Washington DC Mumbai & Pune, India Boca Raton, FL

San Francisco, CA Houston, TX Las Vegas, NV Beijing, China Athens, Greece

Member: ANTEA International with affiliated offices worldwide

GREENWICH LIFESCIENCES, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

	2024	2023
Assets
Current assets
Cash	$4,091,990	$6,989,424
Acquired patents, net	1,779	5,391
Total assets	$4,093,769	$6,994,815

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable & accrued interest	$1,177,536	$256,317
Deferred compensation	306,281
Unreimbursed expenses	75,916	38,089
Total current liabilities	1,559,733	294,406
Total liabilities	1,559,733	294,406

Stockholders’ equity

Common stock, $0.001 par value; 100,000,000 shares authorized; 13,152,729 and 12,848,165 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	13,153	12,848

Additional paid-in capital	68,674,261	57,052,130
Accumulated deficit	(66,153,378)	(50,364,569)
Total stockholders’ equity	2,534,036	6,700,409
Total liabilities and stockholders’ equity	$4,093,769	$6,994,815

See accompanying notes to financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
Revenue	$—	$—
Operating expenses
Research and development	12,952,029	7,698,622
General and administrative	3,059,788	1,629,244
Total operating expenses	16,011,817	9,327,866
Loss from operations	(16,011,817)	(9,327,866)
Interest income	223,008	436,063
Net loss	$(15,788,809)	$(8,891,803)
Per share information:
Net loss per common share, basic and diluted	$(1.21)	$(0.69)
Weighted average common shares outstanding, basic and diluted	13,014,585	12,848,165

See accompanying notes to financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock		Additional		Total
	Shares	Par Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balances, December 31, 2022	12,848,165	$12,848	$54,674,042	$(41,472,766)	$13,214,124
Stock-based compensation	—	—	2,378,088	—	2,378,088
Net loss				(8,891,803)	(8,891,803)
Balances, December 31, 2023	12,848,165	$12,848	$57,052,130	$(50,364,569)	$6,700,409
Stock-based compensation	—	—	7,253,327	—	7,253,327
Sale of common stock via ATM program, net of costs	129,739	130	1,868,981	—	1,869,111
Sale of common stock via Private Placement, net of costs	174,825	175	2,499,823	—	2,499,998
Net loss				(15,788,809)	(15,788,809)
Balances, December 31, 2024	13,152,729	$13,153	$68,674,261	$(66,153,378)	$2,534,036

See accompanying notes to financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
Operating activities:
Net loss	$(15,788,809)	$(8,891,803)
Adjustments required to reconcile net loss to net cash used in operating activities:
Amortization	3,612	3,612
Stock-based compensation	7,253,327	2,378,088
Changes in operating assets and liabilities:
Accounts payable	921,219	35,472
Deferred compensation	306,281
Unreimbursed expenses (accrued)	37,827	(3,971)
Net cash used in operating activities	(7,266,543)	(6,478,602)
Financing activities:
Sale of common stock via ATM program, net of costs	1,869,111
Sale of common stock via Private Placement, net of costs	2,499,998	—
Net cash provided by (used in) financing activities	4,369,109	—
Net increase (decrease) in cash	(2,897,434)	(6,478,602)
Cash, beginning of period	6,989,424	13,468,026
Cash, end of period	$4,091,990	$6,989,424

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

As of December 31, 2024, the Company had cash of $4,091,990. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the estimated discounted future net cash flows arising from the assets or asset groups. No impairment losses on long-lived assets have been recorded through December 31, 2024.

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

Stock-Based Compensation

Compensation expense related to warrants and stock granted to employees and non-employees is measured at the grant date based on the estimated fair value of the award and is recognized on a straight-line basis over the requisite service period in the Company’s statements of income. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. Accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has limited historical experience with forfeitures and were based on management’s estimates. Stock-based compensation expense for an award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

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

As of December 31, 2024 and 2023, the Company had common stock equivalents related to warrants outstanding to acquire 20,174 shares of the Company’s common stock.

As of December 31, 2024 and 2023, the Company had common stock equivalents related to options outstanding to acquire 3,126,065 and 1,498,128 shares of the Company’s common stock, respectively.

As of December 31, 2024 and 2023, the Company has no common stock equivalents related to convertible preferred stock issued and outstanding.

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

4. Related Party Transactions

Unreimbursed expenses have been accrued and incurred by management, which total $75,916 as of December 31, 2024 and $38,089 as of December 31, 2023.

Bonus compensation of $306,281 for senior management for services provided in 2024 has been deferred.

On June 13, 2024, the Company completed a private placement offering pursuant to which it issued and sold 174,825 shares of its common stock at a price of $14.30 per share to Snehal Patel, the Company’s Chief Executive Officer and director, for net proceeds of $2,499,998. Mr. Patel agreed to a one year lock-up agreement with respect to his shares of common stock acquired in the offering.

GREENWICH LIFESCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

5. Income Taxes

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	6,297,696	4,505,244
Valuation allowance	(6,297,696)	(4,505,244)
Total deferred tax assets	—	—

The federal income tax rate used for 2024 and 2023 was 21%. At December 31, 2024, the Company had federal net operating loss (“NOL”) carryforwards of approximately $30.0 million that will expire in tax years up through 2037. The NOLs generated in tax years 2018 and forward will carry forward indefinitely, but the deductibility of such federal net operating losses is limited. The NOL and tax credit carryforwards may be further subject to the application of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as discussed further below. The Company has provided a valuation allowance to offset the deferred tax assets due to the uncertainty of realizing the benefits of the net deferred tax asset.

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

Accounts payable includes accrued interest which totals $220,845 as of December 31, 2024 and 2023.

GREENWICH LIFESCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

Deferred Compensation

Bonus compensation of $306,281 for senior management for services provided in 2024 has been deferred.

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

7. Stockholders’ Equity

On September 30, 2019, the board of directors and stockholders of the Company adopted the Greenwich LifeSciences, Inc. 2019 Equity Incentive Plan setting aside and reserving 1.5 million shares of common stock without any issuance of common stock or options under the plan. On December 19, 2024, the board of directors and stockholders of the Company amended the Greenwich LifeSciences, Inc. 2019 Equity Incentive Plan setting aside and reserving an additional 2.5 million shares of common stock for a total of 4 million shares of common stock (the “2024 Amended Equity Incentive Plan”).

As of December 31, 2024 and 2023, 893,181 shares of the 908,362 shares of the common stock grant, which includes an additional grant of 120 shares issued during the vesting period due to rounding up of fractional shares, had vested at approximately $2,009,657 value and 15,181 shares remain unvested and unrecognized at approximately $34,157 value. In 2024 and 2023, no shares of common stock grant vested.

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

On January 23, 2022, November 30, 2022, November 17, 2023, and March 12, 2024, the board of directors sequentially extended the lock-up of the shares owned by the Company’s directors, officers, and existing pre-IPO investors to June 30, 2025 (approximately 57 months from date of the Company’s IPO). During this period, current officers, directors and certain shareholders will not be able to sell their shares of the Company’s common stock unless otherwise modified by the board of directors. After June 30, 2025, leak-out provisions will become effective unless otherwise modified by the board of directors.

Between January 1, 2024 and December 31, 2024, the Company sold shares of its common stock pursuant to its ATM agreement with Jefferies and H.C. Wainwright, in which it issued and sold a total of 129,739 shares of its common stock at an average offering price of $15.92 per share for gross proceeds of $2,065,366 and net proceeds of $1,869,111, after deducting underwriting discounts and commissions and offering expenses borne by the Company, which totaled $196,257.

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

At December 31, 2024, outstanding warrants to purchase shares of common stock accounted for as equity or liabilities were as follows with an aggregate intrinsic value as of December 31, 2024 of $81,553 based on the December 31, 2024 closing share price of $11.23:

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

Options

On June 22, 2022, prior to the close of the Nasdaq market, 1,498,128 shares of common stock were granted to employees, consultants, and directors issuable upon exercise of outstanding stock options under the Company’s 2019 Equity Incentive Plan at an exercise price of $7.63 per share, which was the most recent prior closing share price on June 21, 2022. The options had a fair value on the grant date of $9,512,356, based on a risk-free rate of 3.2% and an annualized volatility of 106%, of which $6,004,672 was expensed through December 31, 2024 and $3,507,684 will be expensed in the future if and as vesting occurs. Vesting will be based on time of service over a four year period and certain additional performance milestones for senior management, primarily related to the Phase III clinical trial.

On December 24, 2024, prior to the close of the Nasdaq market, 1,627,937 shares of common stock were granted to employees, consultants, and directors issuable upon exercise of outstanding stock options under the Company’s Amended 2024 Equity Incentive Plan at an exercise price of $12.16 per share, which was the most recent prior closing share price on December 23, 2024. The options had a fair value on the grant date of $16,190,565, based on a risk-free rate of 4.5% and an annualized volatility of 103%, of which $4,875,239 was expensed through December 31, 2024 and $11,315,326 will be expensed in the future if and as vesting occurs. Vesting will consist of 100,000 shares vesting upfront on December 24, 2024 and of the remaining shares, 25% vesting upfront on December 24, 2024 and 75% vesting based on time of service over a three year period with certain additional retention milestones for senior management.

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

8. Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company's CODM is the Chief Executive Officer. The Company views its operations and manages its business as one operating segment, which includes all activities related to its clinical development programs. The determination of a single reportable segment is consistent with the financial information provided to the CODM. The CODM views and manages the Company's clinical development programs as a single reportable segment for which all operations are centralized and does not evaluate any other discrete financial information. The accounting policies of the Company's single reportable segment are the same as those for the financial statements.

Segment loss is measured as the Company's net loss as reported on the statement of operations, which includes segment expenses such as research and development and general and administrative expenses and other segment items such as interest expense. As the Company does not currently generate revenues or profit, the CODM evaluates performance, makes decisions, allocates resources, and plans future activities through analysis of segment expense information. The CODM also monitors the Company's cash and cash equivalents and net cash used in operations as reported on the balance sheet and the statement of cash flows, respectively. The measure of total segment assets is reported on the balance sheet as total assets.

9. Subsequent Events

The Company has evaluated events through, April 15, 2025, the filing date of this Annual Report on Form 10-K, and determined that there have been no subsequent events that occurred that would require adjustments to our disclosures in the financial statements, other than the following:

Between January 1, 2025 and April 11, 2025, the Company completed At The Market (“ATM”) offerings pursuant to its ATM agreement with H. C. Wainwright, in which it issued and sold a total of 120,810 shares of its common stock at an average offering price of $10.42 per share for gross proceeds of $1,259,198 and net proceeds of $1,232,026, after deducting underwriting discounts and commissions and offering expenses borne by the Company, which totaled $27,172.

On March 2, 2025, the board of directors further extended the lock-up of the shares owned by the Company’s directors, officers, and existing pre-IPO investors to March 31, 2026 (approximately 66 months from date of the Company’s IPO). During this period, current officers, directors and certain shareholders will not be able to sell their shares of the Company’s common stock unless otherwise modified by the board of directors. After March 31, 2026, the quantity of these locked-up shares that can be sold daily and over various periods of time will be restricted unless otherwise modified by the board of directors.

