Form 10-Q
period 2025-09-30
Greenwich LifeSciences, Inc.
filed 2025-11-14
CIK 1799788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 28, 2025, the issuer had 13,854,539 shares of Common Stock issued and outstanding.

GREENWICH LIFESCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENWICH LIFESCIENCES, INC.

BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024 (UNAUDITED)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash	$3,806,978	$4,091,990
Acquired patents, net	—	1,779
Total assets	$3,806,978	$4,093,769

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable & accrued interest	$1,108,886	$1,177,536
Deferred compensation – related party	306,281	306,281
Unreimbursed expenses – related party	206,834	75,916
Total current liabilities	1,622,001	1,559,733
Total liabilities	1,622,001	1,559,733

Stockholders’ equity

Common stock, $0.001 par value; 100,000,000 shares authorized; 13,794,577 and 13,152,729 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	13,795	13,153
Additional paid-in capital	79,760,045	68,674,261
Accumulated deficit	(77,588,863)	(66,153,378)
Total stockholders’ equity	2,184,977	2,534,036
Total liabilities and stockholders’ equity	$3,806,978	$4,093,769

See accompanying notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$—	$—	$—	$—
Operating expenses
Research and development	3,521,576	2,292,040	9,630,604	6,794,426
General and administrative	653,066	437,011	1,872,323	1,133,230
Total operating expenses	4,174,642	2,729,051	11,502,927	7,927,656
Loss from operations	(4,174,642)	(2,729,051)	(11,502,927)	(7,927,656)
Interest Income	22,797	60,338	67,442	179,066
Net loss	$(4,151,845)	$(2,668,713)	$(11,435,485)	$(7,748,590)
Per share information:
Net loss per common share, basic and diluted	$(0.30)	$(0.20)	$(0.85)	$(0.60)
Weighted average common shares outstanding, basic and diluted	13,641,384	13,142,457	13,396,362	12,970,048

See accompanying notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Amount	Capital	Deficit	Equity
Balances, December 31, 2023	12,848,165	$12,848	$57,052,130	$(50,364,569)	$6,700,409
Stock-based compensation	—	—	594,522	—	594,522
Sale of common stock via ATM program, net of costs	27,117	28	299,088	—	299,116
Net loss				(2,473,195)	(2,473,195)
Balances, March 31, 2024	12,875,282	$12,876	$57,945,740	$(52,837,764)	$5,120,852
Stock-based compensation	—	—	594,522	—	594,522
Sale of common stock via ATM program, net of costs	17,580	17	266,725	—	266,742
Sale of common stock via Private Placement, net of costs	174,825	175	2,499,823	—	2,499,998
Net loss				(2,606,682)	(2,606,682)
Balances, June 30, 2024	13,067,687	$13,068	$61,306,810	$(55,444,446)	$5,875,432
Stock-based compensation	—	—	594,522	—	594,522
Sale of common stock via ATM program, net of costs	76,966	77	1,181,347	—	1,181,424
Net loss				(2,668,713)	(2,668,713)
Balances, September 30, 2024	13,144,653	$13,145	$63,082,679	$(58,113,159)	$4,982,665

Balances, December 31, 2024	13,152,729	$13,153	$68,674,261	$(66,153,378)	$2,534,036
Stock-based compensation	—	—	1,544,214	—	1,544,214
Sale of common stock via ATM program, net of costs	39,918	40	492,383	—	492,423
Net loss				(3,258,362)	(3,258,362)
Balances, March 31, 2025	13,192,647	$13,193	$70,710,858	$(69,411,740)	$1,312,311
Stock-based compensation	—	—	1,544,214	—	1,544,214
Sale of common stock via ATM program, net of costs	280,292	280	2,607,965	—	2,608,245
Net loss				(4,025,278)	(4,025,278)
Balances, June 30, 2025	13,472,939	$13,473	$74,863,037	$(73,437,018)	$1,439,492
Stock-based compensation	—	—	1,544,214	—	1,544,214
Sale of common stock via ATM program, net of costs	301,464	302	3,207,814	—	3,208,116
Net proceeds from exercise of remaining underwriter warrants	20,174	20	144,980	—	145,000
Net loss				(4,151,845)	(4,151,845)
Balances, September 30, 2025	13,794,577	$13,795	$79,760,045	$(77,588,863)	$2,184,977

See accompanying notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(11,435,485)	$(7,748,590)
Adjustments required to reconcile net loss to net cash used in operating activities:
Amortization	1,779	2,709
Stock-based compensation	4,632,642	1,783,566
Changes in operating assets and liabilities:
Accounts payable	(68,650)	518,442
Unreimbursed expenses – related party (accrued)	130,918	29,536
Net cash used in operating activities	(6,738,796)	(5,414,337)
Financing activities:

Sale of common stock via ATM program, net of costs	6,308,784	1,747,282
Net proceeds from exercise of remaining underwriter warrants	145,000	—
Sale of common stock via Private Placement, net of costs	—	2,499,998
Net cash provided by (used in) financing activities	6,453,784	4,247,280
Net increase (decrease) in cash	(285,012)	(1,167,057)
Cash, beginning of period	4,091,990	6,989,424
Cash, end of period	$3,806,978	$5,822,367

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

As of September 30, 2025, the Company had cash of $3,806,978. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

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

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02-Leases (Topic 842), which significantly amends the way companies are required to account for leases. Under the updated leasing guidance, some leases that did not have to be reported previously are now required to be presented as an asset and liability on the balance sheet. In addition, for certain leases, what was previously classified as an operating expense must now be allocated between amortization expense and interest expense. The Company elected to adopt this update using the modified retrospective transition method and prior periods have not been restated. The current monthly rent is approximately $2,819. The month-to-month sub-lease is from a related party and the underlying lease expires in July of 2026. Any right of use asset and liability is deemed to be nominal as of September 30, 2025 and December 31, 2024.

Basic and Diluted Loss per Share

As of September 30, 2025, the Company had no common stock equivalents related to warrants outstanding. As of September 30, 2024, the Company had common stock equivalents related to warrants outstanding to acquire 20,174 shares of the Company’s common stock.

As of September 30, 2025 and 2024, the Company had common stock equivalents related to options outstanding to acquire 3,126,065 and 1,498,128 shares of the Company’s common stock, respectively.

As of September 30, 2025 and 2024, the Company has no common stock equivalents related to convertible preferred stock issued and outstanding.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
Basic and diluted net loss per share calculation:
Net loss, basic	(11,435,485)	(7,748,590)
Change in fair value of warrants	—	—
Net loss, diluted	(11,435,485)	(7,748,590)
Weighted average common shares outstanding, basic and diluted	13,396,362	12,970,048
Net loss per common share, basic and diluted	$(0.85)	$(0.60)

4. Related Party Transactions

Unreimbursed expenses have been accrued and incurred by management, which total $206,834 as of September 30, 2025 and $75,916 as of December 31, 2024.

Bonus compensation of $306,281 for senior management for services provided in 2024 has been deferred.

5. Commitments and Contingencies

Accounts payable and accrued interest total $1,108,886 and $1,177,536 as of September 30, 2025 and December 31, 2024, respectively.

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

Accrued interest owed to HJF totals $220,845 as of September 30, 2025 and December 31, 2024.

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

6. Stockholders’ Equity

As of September 30, 2025, 893,181 shares of the 908,362 shares of the common stock grant, which includes an additional grant of 120 shares issued during the vesting period due to rounding up of fractional shares, had vested at approximately $2,009,657 value and 15,181 shares remain unvested and unrecognized at approximately $34,157 value. There were no shares vested during the nine months ended September 30, 2025 and 2024.

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

Between January 1, 2025 and September 30, 2025, the Company completed At The Market (“ATM”) offerings pursuant to its ATM agreement with H. C. Wainwright, in which it issued and sold a total of 621,674 shares of its common stock at an average offering price of $10.44 per share for gross proceeds of $6,492,994 and net proceeds of $6,308,784, after deducting underwriting discounts and commissions and offering expenses borne by the Company, which totaled $184,210.

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

Warrants

In September 2025, the remaining underwriter warrants were exercised resulting in the issuance of 20,174 shares of common stock and gross proceeds to the Company of $145,000.

Options

On June 22, 2022, prior to the close of the Nasdaq market, 1,498,128 shares of common stock were granted to employees, consultants, and directors issuable upon exercise of outstanding stock options under the Company’s 2019 Equity Incentive Plan at an exercise price of $7.63 per share, which was the most recent prior closing share price on June 21, 2022. The options had a fair value on the grant date of $9,512,356, based on a risk-free rate of 3.2% and an annualized volatility of 106%. As of September 30, 2025, $7,788,238 was expensed and $1,724,118 may be expensed in the future if and as vesting occurs. As of September 30, 2024, $5,410,150 was expensed. Vesting will be based on time of service over a four year period and certain additional performance milestones for senior management, primarily related to the Phase III clinical trial.

On December 24, 2024, prior to the close of the Nasdaq market, 1,627,937 shares of common stock were granted to employees, consultants, and directors issuable upon exercise of outstanding stock options under the Company’s Amended 2024 Equity Incentive Plan at an exercise price of $12.16 per share, which was the most recent prior closing share price on December 23, 2024. The options had a fair value on the grant date of $16,190,565, based on a risk-free rate of 4.5% and an annualized volatility of 103%. As of September 30, 2025, $7,724,315 was expensed and $8,466,250 may be expensed in the future if and as vesting occurs. Vesting will be based on time of service over a three year period with certain additional retention milestones for senior management.

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

Between October 1, 2025 and October 28, 2025, the Company completed At The Market (“ATM”) offerings pursuant to its ATM agreement with H. C. Wainwright, in which it issued and sold a total of 59,962 shares of its common stock at an average offering price of $10.53 per share for gross proceeds of $631,362 and net proceeds of $612,420, after deducting underwriting discounts and commissions and offering expenses borne by the Company, which totaled $18,942.

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

To date, we have not generated any revenue and we have incurred net losses. Our net losses were approximately $15.8 million and $8.9 million for the years ended December 31, 2024 and 2023, respectively and $11.4 million and $7.7 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Results of Operations for the Three Months Ended September 30, 2025 and 2024

Research and Development Expenses

Research and development expenses increased by $1,229,536 or 54%, to $3,521,576 for the three months ended September 30, 2025 from $2,292,040 for the three months ended September 30, 2024. The increase was primarily the result of an options grant to employees and management working on research and development activities and an increase in clinical expenses.

General and Administrative Expenses

General and administrative expenses increased by $216,055, or 49%, to $653,066 for the three months ended September 30, 2025 from $437,011 for the three months ended September 30, 2024. The increase was primarily the result of an options grant to employees, management, and the board of directors.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

Research and Development Expenses

Research and development expenses increased by $2,836,178, or 42%, to $9,630,604 for the nine months ended September 30, 2025 from $6,794,426 for the nine months ended September 30, 2024. The increase was primarily the result of an options grant to employees and management working on research and development activities and an increase in clinical expenses.

General and Administrative Expenses

General and administrative expenses increased by $739,093, or 65%, to $1,872,323 for the nine months ended September 30, 2025 from $1,133,230 for the nine months ended September 30, 2024. The increase was primarily the result of an options grant to employees, management, and the board of directors.

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

We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities; however, there is no assurance that we will be successful at raising additional capital in the future. If our plans are not achieved and/or if significant unanticipated events occur, we may have to further modify our business plan, which may require us to raise additional capital. As of September 30, 2025 and December 31, 2024, our principal source of liquidity was our cash, which totaled $3,806,978 and $4,091,990, respectively, and additional loans and accrued unreimbursed expenses from related parties. Historically, our principal sources of cash have included proceeds from the sale of common stock and preferred stock and related party loans. Our principal uses of cash have included cash used in operations. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development, including our clinical trials, and general working capital requirements.

Cash Flow Activities for the Nine Months Ended September 30, 2025 and 2024

We incurred net losses of $11,435,485 and $7,748,590 during the nine month periods ended September 30, 2025 and 2024, respectively. The increase was primarily the result of an options grant to employees, management, and the board of directors and an increase in clinical expenses.

Operating Activities

Net cash used in operating activities was $6,738,796 for the nine months ended September 30, 2025 and $5,414,337 for the nine months ended September 30, 2024.

Investing Activities

We did not use or generate cash from investing activities during the nine months ended September 30, 2025 and 2024.

Financing Activities

In September 2025, the remaining underwriter warrants were exercised resulting in the issuance of 20,174 shares of common stock and gross proceeds to the Company of $145,000.

Between January 1, 2025 and September 30, 2025, the Company completed At The Market (“ATM”) offerings pursuant to its ATM agreement with H. C. Wainwright, in which it issued and sold a total of 621,674 shares of its common stock at an average offering price of $10.44 per share for gross proceeds of $6,492,994 and net proceeds of $6,308,784, after deducting underwriting discounts and commissions and offering expenses borne by the Company, which totaled $184,210.

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

Between October 1, 2025 and October 28, 2025, the Company completed At The Market (“ATM”) offerings pursuant to its ATM agreement with H. C. Wainwright, in which it issued and sold a total of 59,962 shares of its common stock at an average offering price of $10.53 per share for gross proceeds of $631,362 and net proceeds of $612,420, after deducting underwriting discounts and commissions and offering expenses borne by the Company, which totaled $18,942.

Contractual Obligations and Commitments

As of September 30, 2025, we did not have any material contractual obligations, other than employment and shareholder agreements and the license for GP2 from HJF.

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal accounting and financial officer has concluded that as of September 30, 2025, our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Under the direction of our principal executive officer and principal financial and accounting officer, we are developing a plan to remediate the material weaknesses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 is formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWICH LIFESCIENCES, INC.

November 14, 2025	By:	/s/ Snehal Patel
Snehal Patel
Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

- 15 -