Form 10-K
period 2025-12-31
Greenwich LifeSciences, Inc.
filed 2026-06-01
CIK 1799788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on a closing sale price of $9.07 per share, which was the last sale price of the common stock as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $56 million.

As of May 26, 2026, 14,678,208 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

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

Human Capital Management

As of May 26, 2026 we had 4 full-time employees and 9 part-time employees. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees. We do not have any employees that are represented by a labor union or covered under a collective bargaining agreement. Our future success depends on our ability to attract, develop and retain key personnel, maintain our culture, and ensure diversity and inclusion in our board, management and broader workforce. Our human resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees.

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

We are a clinical stage biopharmaceutical company focused on the development of our novel cancer immunotherapy GP2, for breast cancer and potentially for a broad range of other HER2/neu-expressing cancers. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from collaboration and licensing agreements or product sales to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses since our inception. For the years ended December 31, 2025 and 2024, we reported a net loss of $19.4 million and $17.4 million, respectively. As of December 31, 2025, we had an accumulated deficit of $87.1 million.

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

As of December 31, 2025, we had federal net operating loss, or NOLs, carryforwards of approximately $44.2 million. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax laws, and will begin to expire, if not utilized, beginning in 2027. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, federal NOLs incurred in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act, or whether any further regulatory changes may be adopted in the future that could minimize its applicability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and certain corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in the ownership of its equity over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited.

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

As of May 26, 2026, we had 4 full-time employees and 9 part-time employees. We will need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidate. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources may increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

As of May 26, 2026, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 51% of our outstanding shares of common stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Our compliance with Section 404 of the Sarbanes-Oxley Act may require that we incur substantial accounting expense and expend significant management efforts. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we may be unable to assert that our internal control over financial reporting is effective. In connection with management’s assessment of internal controls over financial reporting for the year ended December 31, 2025 and all prior periods, we identified a material weakness due to inadequate segregation of duties within our accounting processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping, lack of accounting system for financial reporting/bookkeeping and software for stock awards, and insufficient policies and procedures for processing and approving employee expense reports. Although we are developing a plan to remediate the material weaknesses, we cannot assure you that we will be able to remediate such weaknesses or that there will not be new material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the value of our common stock could decline, and we could be subject to sanctions or investigations by regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Number of Stockholders

As of May 26, 2026, we had approximately 16 stockholders of record of our common stock.

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

To date, we have not generated any revenue and we have incurred net losses. Our net losses were approximately $19.4 million and $17.4 million for the years ended December 31, 2025 and 2024, respectively.

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

Results of Operations For the Years Ended December 31, 2025 and 2024

Research and Development Expenses

Research and development expenses increased by $1,740,184, or approximately 11%, to $17,220,401 for the year ended December 31, 2025 from $15,480,217 for the year ended December 31, 2024. The increase was primarily the result of increases in clinical expenses for the Phase III clinical trial.

General and Administrative Expenses

General and administrative expenses increased by $70,507, or approximately 3% to $2,227,517 for the year ended December 31, 2025 from $2,157,010 for the year ended December 31, 2024.

Liquidity and Capital Resources

Since our inception in 2006, we have devoted most of our cash resources to research and development and general and administrative activities. We have not yet achieved commercialization of our product and have a cumulative net loss from our operations. We will continue to incur net losses for the foreseeable future.

We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities; however, there is no assurance that we will be successful at raising additional capital in the future. If our plans are not achieved and/or if significant unanticipated events occur, we may have to further modify our business plan, which may require us to raise additional capital. As of December 31, 2025 and December 31, 2024, our principal source of liquidity was our cash, which totaled $6,178,021 and $4,091,990, respectively, and additional loans and accrued unreimbursed expenses from related parties. Historically, our principal sources of cash have included proceeds from the sale of common stock and preferred stock and related party loans. Our principal uses of cash have included cash used in operations. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development, including our clinical trials, and general working capital requirements.

Cash Flow Activities for the Years Ended December 31, 2025 and 2024

We incurred net losses of $19,358,218 and $17,414,219 during the years ended December 31, 2025 and 2024, respectively, and the increase was primarily the result of increases in clinical expenses for the Phase III clinical trial. Cash was $6,178,021 at December 31, 2025 and $4,091,990 at December 31, 2024 and increased due to the following reasons:

Operating Activities

Net cash used in operating activities was $9,913,453 for the year ended December 31, 2025 and $7,266,543 for the year ended December 31, 2024. The increase was primarily the result of increases in clinical expenses for the Phase III clinical trial.

Investing Activities

We did not use or generate cash from investing activities during the year ended December 31, 2025 and December 31, 2024.

Financing Activities

Net cash provided by financing activities was $11,999,484 during the year ended December 31, 2025, attributable to the sale of common stock via the ATM program and the exercise of the remaining underwriter warrants. Net cash provided by financing activities was $4,369,109 during the year ended December 31, 2024, attributable to the sale of common stock via the ATM program and a private placement.

Between January 1, 2025 and December 31, 2025, the Company completed At The Market (“ATM”) offerings pursuant to its ATM agreement with H. C. Wainwright, in which it issued and sold a total of 1,125,543 shares of its common stock at an average offering price of $10.85 per share for gross proceeds of $12,210,213 and net proceeds of $11,854,484, after deducting underwriting discounts and commissions and offering expenses borne by the Company, which totaled $355,729.

In September 2025, the remaining underwriter warrants were exercised resulting in gross proceeds to the Company of $145,000.

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

On June 13, 2024, the Company completed a private placement offering resulting in net proceeds of $2,499,998.

Between January 1, 2026 and April 15, 2026, the Company completed At The Market (“ATM”) offerings pursuant to its ATM agreement with H. C. Wainwright, in which it issued and sold a total of 379,762 shares of its common stock at an average offering price of $25.36 per share for gross proceeds of $9,629,468 and net proceeds of $9,340,576, after deducting underwriting discounts and commissions and offering expenses borne by the Company, which totaled $288,892.

Contractual Obligations and Commitments

As of December 31, 2025, we did not have any material contractual obligations, other than employment and shareholder agreements and the license for GP2 from HJF.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses in the periods presented.

On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of expenses that are not readily apparent from other sources. Actual results could differ from those estimates, particularly given the significant social and economic disruptions and uncertainties associated with the ongoing coronavirus pandemic and the COVID-19 control responses. There are no critical accounting policies or estimates for the year ended December 31, 2025 and 2024.

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

In October 2024, the FASB issued ASU 2024-03, which requires public business entities to provide detailed disclosures of specific expense categories—such as employee compensation, depreciation, and amortization—within the relevant expense captions on the income statement (e.g., Cost of Sales, SG&A). The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statement disclosures. As this guidance relates to disclosure only, it is not expected to have a material impact on the Company’s financial position or results of operations.

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

We have chosen to take advantage of the extended transition periods available to emerging growth companies under the JOBS Act, when available to the Company, for complying with new or revised accounting standards until those standards would otherwise apply to private companies provided under the JOBS Act. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards.

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, when available to the Company, including, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Malone Bailey reaudited the year ended December 31, 2024, which was previously audited by RBSM.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal accounting and financial officer has concluded that as of December 31, 2025, our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping, lack of accounting system for financial reporting/bookkeeping and software for stock awards, and insufficient policies and procedures for processing and approving employee expense reports. Under the direction of our principal executive officer and principal financial and accounting officer, we are developing a plan to remediate the material weaknesses.

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

As of December 31, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting had material weaknesses that lack adequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping, lack of accounting system for financial reporting/bookkeeping and software for stock awards, and insufficient policies and procedures for processing and approving employee expense reports. We are implementing plans to improve such internal control.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

The following table sets forth the name, age and position of each of our executive officers, key employees and directors as of May 26, 2026. All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers serve at the discretion of the board.

Name	Age	Position
Snehal Patel	62	Chief Executive Officer, Chief Financial Officer and Director
F. Joseph Daugherty	75	Chief Medical Officer and Director
Jaye Thompson	60	Vice President Clinical & Regulatory Affairs
David McWilliams	83	Chairman of the Board
Eric Rothe	51	Director
Kenneth Hallock	77	Director

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

Hedging and Pledging Policies

As part of our Insider Trading Policy, all of our officers, all of our directors, certain of our employees and consultants and family members or others sharing a household with any of the foregoing are prohibited from engaging in short sales of our securities, any hedging or monetization transactions involving our securities and in transactions involving puts, calls or other derivative securities based on our securities. Our Insider Trading Policy further prohibits such persons from purchasing our securities on margin, borrowing against any account in which our securities are held or pledging our securities as collateral for a loan unless pre-cleared by our Insider Trading Compliance Officer. As of May 26, 2026, none of our directors or executive officers had pledged any shares of our common stock.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the year ended December 31, 2025.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock awards ($)(1)	Total ($)
Snehal Patel, Chief Executive Officer	2025	735,075	367,538	4,898,642	6,001,255
	2024	612,563	306,281	5,322,841	6,241,685

(1)	For 2025 fiscal year, Mr. Patel received deferred bonus compensation of $367,538 and options to purchase 624,357 shares of common stock for services rendered and as incentive for services to be rendered. For 2024 fiscal year, Mr. Patel received deferred bonus compensation of $306,281 and options to purchase 630,000 shares of common stock for services rendered and as incentive for services to be rendered.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding awards held by each of our named executive officers that were outstanding as of December 31, 2025.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Snehal Patel(1)	369,675	679,048	7.63	June 22, 2032
	153,000	995,723	12.16	December 24, 2034
	100,000	0	8.20	November 13, 2035

(1)

We granted Mr. Patel options to purchase shares of common stock on June 22, 2022 for compensation and incentives to be earned in equal installments over 48 months. Between the 30 month period, June, 22, 2022 to December 31, 2025, Mr. Patel earned 924,187 options which may or may not vest based on certain additional performance milestones of which 40% are currently vested and exercisable, totaling 369,675 shares, and the balance, or 679,048 options, may or may not vest over approximately 6 month period commencing on January 1, 2026 or thereafter.

We granted Mr. Patel 100,000 options to purchase shares of common stock on December 24, 2024 for compensation and incentives which vest immediately.

We granted Mr. Patel an additional 1,048,723 options to purchase shares of common stock on December 24, 2024 for compensation and incentives of which 25% are earned immediately and the remainder are to be earned in equal installments over 36 months. Between December 24, 2024 to December 31, 2025, Mr. Patel earned 529,995 options which may or may not vest based on certain additional time based milestones of which 10% are currently vested and exercisable, totaling 53,000 shares, and the balance, or 995,723 options, may or may not vest over the 24 month period commencing on January 1, 2026 or thereafter.

We granted Mr. Patel 100,000 options to purchase shares of common stock on November 13, 2025 for compensation and incentives which vest immediately.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board and received compensation for such service during the fiscal year ended December 31, 2025. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board in 2025.

Name	Fees Earned or Paid in Cash ($)	Stock and Option Awards ($)	All Other Compensation ($)	Total ($)
David McWilliams(1)		252,466		252,466
Eric Rothe(2)		168,393		168,393
Kenneth Hallock(3)		168,393		168,393

(1)

We granted Mr. McWilliams options to purchase shares of common stock on June 22, 2022 for compensation and incentives to be earned in equal installments over 48 months of which 15,496 options vested between January 1, 2025 and December 31, 2025 over the 12 month period, and the remaining balance, or 7,361 options, vest over approximately 6 monthly installments commencing on January 1, 2026.

We granted Mr. McWilliams options to purchase shares of common stock on December 24, 2024 for compensation and incentives to be earned in equal installments over 36 months of which 15,492 options vested between January 1, 2025 and December 31, 2025 over the 12 month period, and the remaining balance, or 30,663 options, vest over 24 equal monthly installments commencing on January 1, 2026.

63

(2)

We granted Mr. Rothe options to purchase shares of common stock on June 22, 2022 for compensation and incentives to be earned in equal installments over 48 months of which 10,337 options vested between January 1, 2025 and December 31, 2025 over the 12 month period, and the remaining balance, or 4,910 options, vest over approximately 6 monthly installments commencing on January 1, 2026.

We granted Mr. Rothe options to purchase shares of common stock on December 24, 2024 for compensation and incentives to be earned in equal installments over 48 months of which 10,332 options vested between January 1, 2025 and December 31, 2025 over the 12 month period, and the remaining balance, or 20,458 options, vest over 24 equal monthly installments commencing on January 1, 2026.

(3)

We granted Mr. Hallock options to purchase shares of common stock on June 22, 2022 for compensation and incentives to be earned in equal installments over 48 months of which 10,337 options vested between January 1, 2025 and December 31, 2025 over the 12 month period, and the remaining balance, or 4,910 options, vest over approximately 6 monthly installments commencing on January 1, 2026.

We granted Mr. Hallock options to purchase shares of common stock on December 24, 2024 for compensation and incentives to be earned in equal installments over 48 months of which 10,332 options vested between January 1, 2025 and December 31, 2025 over the 12 month period, and the remaining balance, or 20,458 options, vest over 24 equal monthly installments commencing on January 1, 2026.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 26, 2026 by:

●	each of our named executive officers;

●	each of our directors;

●	all of our current directors and executive officers as a group; and

●	each stockholder known by us to own beneficially more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of May 26, 2026, pursuant to the exercise of options or warrants, vesting of common stock or conversion of preferred stock or convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 14,678,208 shares of common stock issued and outstanding as of May 26, 2026.

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

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage (6)
Executive officers and directors:
Snehal Patel	6,345,216	(1)	41.15%
F. Joseph Daugherty	123,896	(2)	*
David McWilliams	724,348	(3)	4.90%
Eric Rothe	382,642	(4)	2.59%
Kenneth Hallock	466,720	(5)	3.16%
All current named executive officers and directors as a group (5) persons	8,042,822		51.19%

*	Represents beneficial ownership of less than 1%

(1)

Consists of (i) 1,342,679 shares of common stock owned by Snehal Patel, (ii) 1,510,563 shares of common stock owned by Snehal Patel IRA, (iii) 34,500 shares of common stock owned by Snehal Patel 401k (iv) 919,234 shares of common stock owned by Patel Family Trust 1, (v) 830,631 shares of common stock owned by Patel Family Trust 2, (vi) 830,630 shares of common stock owned by Patel Family Trust 3, and (vii) 135,865 shares of common stock owned by Kinnary Patel IRA. Includes 741,114 shares of common stock exercisable upon exercise of vested stock options and stock options that vest within 60 days. Snehal Patel and Kinnary Patel, the spouse of Snehal Patel, hold voting and dispositive power over the securities held in the Patel Family Trust 1, Patel Family Trust 2 and Patel Family Trust 3. Snehal Patel is the Trustee of the Snehal Patel IRA. Kinnary Patel is the Trustee of the Kinnary Patel IRA. In such capacities, Snehal Patel is deemed to hold voting and dispositive power over the securities held by such entities.

(2)	Includes 33,763 shares of common stock exercisable upon exercise of vested stock options and stock options that vest within 60 days.

(3)	Includes 104,020 shares of common stock exercisable upon exercise of vested stock options and stock options that vest within 60 days.

(4)	Includes 69,387 shares of common stock exercisable upon exercise of vested stock options and stock options that vest within 60 days.

(5)	Includes 69,387 shares of common stock exercisable upon exercise of vested stock options and stock options that vest within 60 days. Kenneth Hallock and Annette Hallock are the Trustees of the Hallock Trust and in such capacities share voting and dispositive power over the securities held by such entity.

(6)	Total shares outstanding as of May 26, 2026, do not exclude 108,208 shares of common stock which were cancelled on January 10, 2026, due to breaches of agreements by an existing shareholder.

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

Based on a review of the copies of such forms received, we believe that during 2025, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by MaloneBailey, LLP and RBSM, LLP, our independent registered public accounting firms, for the indicated services for each of the last two fiscal years were as follows:

	2025		2024
Audit fees (1)		$216,000	$114,000
Audit-related fees (2)	$		$88,000
Tax fees		$-	$-
All other fees		$-	$-

(1)	Audit fees consist of fees for professional services performed by MaloneBailey and RBSM for the audit and review of our financial statements.
(2)	Audit-related fees consist of fees for professional services performed by MaloneBailey and RBSM related to the filing of our registration statements, including issuance of comfort letters.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
(a)(1) Financial Statements
The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 1, 2020)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on October 1, 2020)
4.1	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
4.2	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to Form 10-K filed on March 31, 2021).
10.1+	2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form S-1 filed on May 29, 2020)
10.2	Form of Indemnification Agreement with directors and executive officers (incorporated by reference to Exhibit 10.2 to Form S-1 filed on May 29, 2020)
10.3	Exclusive License Agreement between The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. and the Company (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
10.4	First Amendment to Exclusive License Agreement between The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. and the Company (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
10.5	Second Amendment to Exclusive License Agreement between The Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. and the Company (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
10.6	American Arbitration Association Award of Arbitrators (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
10.7+	Employment Agreement between the Company and Snehal Patel dated September 29, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2020)
10.8	Registration Rights Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form S-1 filed on June 23, 2020)
19.1	Greenwich LifeSciences, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Form 10-K filed on April 15, 2025)
23.1	Consent of Malone Bailey
24	Power of Attorney (included on signature page hereto).
31.1	Certification of Principal Executive Officer and Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy (incorporated by reference to Exhibit 97 to Form 10-K filed on April 15, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWICH LIFESCIENCES, INC.

/s/ Snehal Patel
June 1, 2026	Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

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

SIGNATURE	TITLE	DATE

/s/ Snehal Patel	Chief Executive Officer and Director	June 1, 2026
Snehal Patel	(Principal Executive Officer and Principal Accounting and Financial Officer)

/s/ F. Joseph Daugherty	Chief Medical Officer and Director	June 1, 2026
F. Joseph Daugherty

/s/ David McWilliams	Director	June 1, 2026
David McWilliams

/s/ Eric Rothe	Director	June 1, 2026
Eric Rothe

/s/ Kenneth Hallock	Director	June 1, 2026
Kenneth Hallock

GREENWICH LIFESCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Greenwich LifeSciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Greenwich LifeSciences, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement to Correct Previously Issued Financial Statements

As discussed in Note 4 to the financial statements, the Company has restated its financial statements as of and for the year ended December 31, 2024 to correct misstatements.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2025.

Houston, Texas

June 1, 2026

GREENWICH LIFESCIENCES, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

	2025	2024 (As Restated)
Assets
Current assets
Cash	$6,178,021	$4,091,990
Total current assets	6,178,021	4,091,990
Acquired patents, net	—	1,779
Total assets	$6,178,021	$4,093,769

Liabilities and stockholders’ equity
Current liabilities
Accounts payable & accrued interest	$4,874,489	$2,802,946
Deferred compensation	673,819	306,281
Unreimbursed expenses	276,496	75,916
Total current liabilities	5,824,804	3,185,143
Total liabilities	5,824,804	3,185,143

Stockholders’ equity

Common stock, $0.001 par value; 100,000,000 shares authorized; 14,298,446 and 13,152,729 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	14,299	13,153

Additional paid-in capital	87,475,924	68,674,261
Accumulated deficit	(87,137,006)	(67,778,788)
Total stockholders’ equity	353,217	908,626
Total liabilities and stockholders’ equity	$6,178,021	$4,093,769

The accompanying notes are an integral part of these financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024 (As Restated)
Revenue	$—	$—
Operating expenses
Research and development	17,220,401	15,480,217
General and administrative	2,227,517	2,157,010
Total operating expenses	19,447,918	17,637,227
Loss from operations	(19,447,918)	(17,637,227)
Interest income	89,700	223,008
Net loss	$(19,358,218)	$(17,414,219)
Per share information:
Net loss per common share, basic and diluted	$(1.43)	$(1.34)
Weighted average common shares outstanding, basic and diluted	13,534,994	13,014,585

The accompanying notes are an integral part of these financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Amount	Capital	Deficit	Equity

Balances, December 31, 2023	12,848,165	$12,848	$57,052,130	$(50,364,569)	$6,700,409
Stock-based compensation	—	—	7,253,327	—	7,253,327
Sale of common stock via ATM program, net of costs	129,739	130	1,868,981	—	1,869,111
Sale of common stock via Private Placement, net of costs	174,825	175	2,499,823	—	2,499,998
Net loss (As Restated)	—	—	—	(17,414,219)	(17,414,219)
Balances, December 31, 2024 (As Restated)	13,152,729	$13,153	$68,674,261	$(67,778,788)	$908,626
Stock-based compensation	—	—	6,803,325	—	6,803,325
Sale of common stock via ATM program, net of costs	1,125,543	1,126	11,853,358	—	11,854,484
Net proceeds from exercise of remaining underwriter warrants	20,174	20	144,980	—	145,000
Net loss	—	—	—	(19,358,218)	(19,358,218)
Balances, December 31, 2025	14,298,446	$14,299	$87,475,924	$(87,137,006)	$353,217

The accompanying notes are an integral part of these financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024 (As Restated)
Operating activities:
Net loss	$(19,358,218)	$(17,414,219)
Adjustments required to reconcile net loss to net cash used in operating activities:
Amortization	1,779	3,612
Stock-based compensation	6,803,325	7,253,327
Changes in operating assets and liabilities:
Accounts payable	2,071,543	2,546,629
Deferred compensation	367,538	306,281
Unreimbursed expenses (accrued)	200,580	37,827
Net cash used in operating activities	(9,913,453)	(7,266,543)
Financing activities:
Sale of common stock via ATM program, net of costs	11,854,484	1,869,111
Net proceeds from exercise of remaining underwriter warrants	145,000	—
Sale of common stock via Private Placement, net of costs	—	2,499,998
Net cash provided by financing activities	11,999,484	4,369,109
Net increase (decrease) in cash	2,086,031	(2,897,434)
Cash, beginning of period	4,091,990	6,989,424
Cash, end of period	$6,178,021	$4,091,990

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2025, the Company had cash of $6,178,021. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the estimated discounted future net cash flows arising from the assets or asset groups. No impairment losses on long-lived assets have been recorded through December 31, 2025.

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02-Leases (Topic 842), which significantly amends the way companies are required to account for leases. Under the updated leasing guidance, some leases that did not have to be reported previously are now required to be presented as an asset and liability on the balance sheet. In addition, for certain leases, what was previously classified as an operating expense must now be allocated between amortization expense and interest expense. The Company elected to adopt this update using the modified retrospective transition method and prior periods have not been restated. The current monthly rent is approximately $4,445. The month-to-month sub-lease is from a related party and the underlying lease expires in July of 2026. The Company has elected the practical expedient to not record right of use asset and lease obligation liability for leases with terms of less than 12 months.

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

GREENWICH LIFESCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2025 the Company had no common stock equivalents related to warrants outstanding. As of December 31, 2024, the Company had common stock equivalents related to warrants outstanding to acquire 20,174 shares of the Company’s common stock.

As of December 31, 2025 and 2024, the Company had common stock equivalents related to options outstanding to acquire 3,226,065 and 3,126,065 shares of the Company’s common stock, respectively.

As of December 31, 2025 and 2024, the Company has no common stock equivalents related to convertible preferred stock issued and outstanding.

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

In October 2024, the FASB issued ASU 2024-03, which requires public business entities to provide detailed disclosures of specific expense categories—such as employee compensation, depreciation, and amortization—within the relevant expense captions on the income statement (e.g., Cost of Sales, SG&A). The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statement disclosures. As this guidance relates to disclosure only, it is not expected to have a material impact on the Company’s financial position or results of operations.

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

4. Restatement of Previously Issued Financial Statements

In connection with an improved accounts payable estimation process and the preparation of the Company’s financial statements for the fiscal year ended December 31, 2025, the Company discovered an error related to the prior year. The Company had recorded expenses of $1.6 million that were related to 2024 that were not accounted for as accounts payable related to research and development expenses. The error became material due to the large global Phase III clinical trial underway and the unexpectedly large increase in screening and patient enrollment in 2024 and 2025. This rapid expansion led to unanticipated delays in receiving invoices from clinical trial partners in Europe. The restatement results in an increase of accounts payable of $1.6 million for the year ended December 31, 2024 and increase in research and development expenses for the year ended December 31, 2024 and a corresponding decrease in research and development expenses for the March 31, 2025, June 30, 2025, and September 30, 2025 and year ended December 31, 2025 financial statements.

In addition, the Company reclassified cash compensation and options expense between research and development and general and administration in 2024 and 2025, which does not contribute to the change in total operating expenses for any period and follows the nature of the increased clinical trial activities of employees, management, directors, and consultants. The reclassification of cash compensation and options expense between research and development and general and administration results in an increase to research and development expense and a decrease to general and administrative expense.

There were no impacts to net cash used in operating activities for any period. The impacts of the restatement are summarized below in Section 4a for 2024 and Section 4b for 2025 financials.

4a. Restatement to December 31, 2024 Financials

	For the Year Ended December 31, 2024
	As Previously Reported	Impact of Restatement	As Restated
Research and development(1)	$12,952,029	$2,528,188	$15,480,217
General and administrative(1)	3,059,788	(902,778)	2,157,010
Total operating expenses	16,011,817	1,625,410	17,637,227

Net loss	(15,788,809)	(1,625,410)	(17,414,219)
Net loss per common share, basic and diluted	(1.21)	(0.13)	(1.34)

Net cash used in operating activities	(7,266,543)	—	(7,266,543)

Total liabilities	1,559,733	1,625,410	3,185,143
Total liabilities and stockholders’ equity	$4,093,769	$—	$4,093,769

(1)	Includes reclassification of cash compensation and options expense between research and development and general and administration in 2024, which does not contribute to the change in total operating expenses for any period.

All referenced amounts for prior periods in these financial statements and the notes herein reflect the balances and amounts on a restated basis.

4b. Restatement to March 31, 2025, June 30, 2025, and September 30, 2025 Financials

GREENWICH LIFESCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

	Three Months Ended March 31, 2025
	As Previously Reported	Impact of Restatement	As Restated
Research and development(1)	$2,601,122	$(329,974)	$2,271,148
General and administrative(1)	681,210	(183,608)	497,602
Total operating expenses	3,282,332	(513,582)	2,768,750

Net loss	(3,258,362)	513,582	(2,744,780)
Net loss per common share, basic and diluted	(0.25)	0.04	(0.21)

Net cash used in operating activities	(1,834,454)	—	(1,834,454)

Total liabilities	1,438,524	1,111,828	2,550,352
Total liabilities and stockholders’ equity	$2,750,835	$—	$2,750,835

	Three Months Ended June 30, 2025
	As Previously Reported	Impact of Restatement	As Restated
Research and development(1)	$3,507,906	$(91,429)	$3,416,477
General and administrative(1)	538,047	(185,209)	352,838
Total operating expenses	4,045,953	(276,638)	3,769,315

Net loss	(4,025,278)	276,638	(3,748,640)
Net loss per common share, basic and diluted	(0.30)	0.02	(0.28)

Net cash used in operating activities	N/A		N/A

Total liabilities	1,685,609	835,190	2,520,799
Total liabilities and stockholders’ equity	$3,125,101	$—	$3,125,101

	Six Months Ended June 30, 2025
	As Previously Reported	Impact of Restatement	As Restated
Research and development(1)	$6,109,028	$(421,403)	$5,687,625
General and administrative(1)	1,219,257	(368,817)	850,440
Total operating expenses	7,328,285	(790,220)	6,538,065

Net loss	(7,283,640)	790,220	(6,493,420)
Net loss per common share, basic and diluted	(0.55)	0.06	(0.49)

Net cash used in operating activities	(4,067,557)	—	(4,067,557)

Total liabilities	1,685,609	835,190	2,520,799
Total liabilities and stockholders’ equity	$3,125,101	$—	$3,125,101

	Three Months Ended September 30, 2025
	As Previously Reported	Impact of Restatement	As Restated
Research and development(1)	$3,521,576	$(254,436)	$3,267,140
General and administrative(1)	653,066	(186,140)	466,926
Total operating expenses	4,174,642	(440,576)	3,734,066

Net loss	(4,151,845)	440,576	(3,711,269)
Net loss per common share, basic and diluted	(0.30)	0.03	(0.27)

Net cash used in operating activities	N/A		N/A

Total liabilities	1,622,001	394,614	2,016,615
Total liabilities and stockholders’ equity	$3,806,978	$—	$3,806,978

	Nine Months Ended September 30, 2025
	As Previously Reported	Impact of Restatement	As Restated
Research and development(1)	$9,630,604	$(675,839)	$8,954,765
General and administrative(1)	1,872,323	(554,957)	1,317,366
Total operating expenses	11,502,927	(1,230,796)	10,272,131

Net loss	(11,435,485)	1,230,796	(10,204,689)
Net loss per common share, basic and diluted	(0.85)	0.09	(0.76)

Net cash used in operating activities	(6,738,796)	—	(6,738,796)

Total liabilities	1,622,001	394,614	2,016,615
Total liabilities and stockholders’ equity	$3,806,978	$—	$3,806,978

(1)	Includes reclassification of cash compensation and options expense between research and development and general and administration in 2025, which does not contribute to the change in total operating expenses for any period.

All referenced amounts for prior periods in these financial statements and the notes herein reflect the balances and amounts on a restated basis.

GREENWICH LIFESCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

5. Related Party Transactions

The month-to-month sub-lease described in Section 3 is from a related party. The current monthly rent is approximately $4,445, which has been paid each month by the Company for the full years ending December 31, 2025 and 2024.

Unreimbursed expenses for clinical trial and shipping costs, travel expenses, all Euro denomination-based expenses, and other miscellaneous expenses have been accrued and incurred by Snehal Patel and two family members who are contracted or employed by the Company, which total $276,496 as of December 31, 2025 and $75,916 as of December 31, 2024. The total reimbursements submitted for the full years ending December 31, 2025 and 2024 were approximately $3.8 million and $1.8 million, respectively.

Bonus compensation of $367,538 for senior management for services provided in 2025 has been deferred. Bonus compensation of $306,281 for senior management for services provided in 2024 has been deferred. The total outstanding deferred compensation for the full years ending December 31, 2025 and 2024 were $673,819 and $306,281, respectively.

On June 13, 2024, the Company completed a private placement offering pursuant to which it issued and sold 174,825 shares of its common stock at a price of $14.30 per share to Snehal Patel, the Company’s Chief Executive Officer and director, for net proceeds of $2,499,998. Mr. Patel agreed to a one year lock-up agreement with respect to his shares of common stock acquired in the offering.

Two other members of Snehal Patel’s family are contracted or employed by the Company. The total cash compensation paid to the two family members for the full years ending December 31, 2025 and 2024 were approximately $249,000 and $224,000, respectively. The total option compensation paid to the two family members for the full years ending December 31, 2025 and 2024 were approximately $266,000 and $270,000, respectively.

6. Income Taxes

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	9,275,559	6,639,032
Valuation allowance	(9,275,559)	(6,639,032)
Total deferred tax assets	—	—

The federal income tax rate used for 2025 and 2024 was 21%. At December 31, 2025, the Company had federal net operating loss (“NOL”) carryforwards of approximately $44.2 million that will expire in tax years up through 2037. The NOLs generated in tax years 2018 and forward will carry forward indefinitely, but the deductibility of such federal net operating losses is limited. The NOL and tax credit carryforwards may be further subject to the application of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as discussed further below. The Company has provided a valuation allowance to offset the deferred tax assets due to the uncertainty of realizing the benefits of the net deferred tax asset.

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

7. Commitments and Contingencies

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

Accounts payable includes the following obligations to HJF which include accrued interest which totals $220,845 and patent expense reimbursement which totals $245,966 as of December 31, 2025 and 2024.

GREENWICH LIFESCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

Deferred Compensation

Bonus compensation of $367,538 for senior management for services provided in 2025 has been deferred. Bonus compensation of $306,281 for senior management for services provided in 2024 has been deferred.

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

8. Stockholders’ Equity

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

As of December 31, 2025 and 2024, 893,181 shares of the 908,362 shares of the common stock grant, which includes an additional grant of 120 shares issued during the vesting period due to rounding up of fractional shares, had vested at approximately $2,009,657 value and 15,181 shares remain unvested and unrecognized at approximately $34,157 value. In 2025 and 2024, no shares of common stock grant vested.

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

On January 23, 2022, November 30, 2022, November 17, 2023, March 12, 2024, March 2, 2025, and December 27, 2025, the board of directors sequentially extended the lock-up of the shares owned by the Company’s directors, officers, and existing pre-IPO investors to September 30, 2026 (approximately 72 months from date of the Company’s IPO). During this period, current officers, directors and certain shareholders will not be able to sell their shares of the Company’s common stock unless otherwise modified by the board of directors. After September 30, 2026, leak-out provisions will become effective unless otherwise modified by the board of directors.

Between January 1, 2025 and December 31, 2025, the Company completed At The Market (“ATM”) offerings pursuant to its ATM agreement with H. C. Wainwright, in which it issued and sold a total of 1,125,543 shares of its common stock at an average offering price of $10.85 per share for gross proceeds of $12,210,213 and net proceeds of $11,854,484, after deducting underwriting discounts and commissions and offering expenses borne by the Company, which totaled $355,729.

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

Options

On June 22, 2022, prior to the close of the Nasdaq market, 1,498,128 shares of common stock were granted to employees, consultants, and directors issuable upon exercise of outstanding stock options under the Company’s 2019 Equity Incentive Plan at an exercise price of $7.63 per share, which was the most recent prior closing share price on June 21, 2022. The options had a fair value on the grant date of $9,512,356, based on a risk-free rate of 3.2% and an annualized volatility of 106%, of which $8,382,760 was expensed through December 31, 2025 and $1,129,596 will be expensed in the future if and as vesting occurs. As of December 31, 2024, $6,004,672 was expensed. Vesting will be based on time of service over a four year period.

On December 24, 2024, prior to the close of the Nasdaq market, 1,627,937 shares of common stock were granted to employees, consultants, and directors issuable upon exercise of outstanding stock options under the Company’s Amended 2024 Equity Incentive Plan at an exercise price of $12.16 per share, which was the most recent prior closing share price on December 23, 2024. The options had a fair value on the grant date of $16,190,565, based on a risk-free rate of 4.5% and an annualized volatility of 103%, of which $8,674,007 was expensed through December 31, 2025 and $7,516,558 will be expensed in the future if and as vesting occurs. As of December 31, 2024, $4,875,239 was expensed. Vesting will consist of 100,000 shares vesting upfront on December 24, 2024 and of the remaining shares, 25% vesting upfront on December 24, 2024 and 75% vesting based on time of service over a three year period.

On November 13, 2025, after the close of the Nasdaq market, 100,000 shares of common stock were granted and vested to management issuable upon exercise of outstanding stock options under the Company’s Amended 2024 Equity Incentive Plan at an exercise price of $8.20 per share, which was the closing share price on November 13, 2025. The options had a fair value on the grant date of $626,469, based on a risk-free rate of 3.7% and an annualized volatility of 101%, of which $626,469 was expensed through December 31, 2025.

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

9. Segment Information

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

Segment loss is measured as the Company’s net loss as reported on the statement of operations, which includes segment expenses such as research and development and general and administrative expenses and other segment items such as interest income. As the Company does not currently generate revenues or profit, the CODM evaluates performance, makes decisions, allocates resources, and plans future activities through analysis of segment expense information. The CODM also monitors the Company’s cash and cash equivalents and net cash used in operations as reported on the balance sheet and the statement of cash flows, respectively. The measure of total segment assets is reported on the balance sheet as total assets.

10. Subsequent Events

The Company has evaluated events through, the filing date of this Annual Report on Form 10-K, and determined that there have been no subsequent events that occurred that would require adjustments to our disclosures in the financial statements, other than the following:

Between January 1, 2026 and April 15, 2026, the Company completed At The Market (“ATM”) offerings pursuant to its ATM agreement with H. C. Wainwright, in which it issued and sold a total of 379,762 shares of its common stock at an average offering price of $25.36 per share for gross proceeds of $9,629,468 and net proceeds of $9,340,576, after deducting underwriting discounts and commissions and offering expenses borne by the Company, which totaled $288,892.

Total shares outstanding as of May 26, 2026, do not exclude 108,208 shares of common stock which were cancelled on January 10, 2026, due to breaches of agreements by an existing shareholder.

