Form 10-Q
period 2026-03-31
Greenwich LifeSciences, Inc.
filed 2026-06-04
CIK 1799788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 26, 2026, the issuer had 14,678,208 shares of Common Stock issued and outstanding.

GREENWICH LIFESCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENWICH LIFESCIENCES, INC.

BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025 (UNAUDITED)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash	$10,505,435	$6,178,021
Total current assets	10,505,435	6,178,021
Total assets	$10,505,435	$6,178,021

Liabilities and stockholders’ equity
Current liabilities
Accounts payable & accrued interest	$4,509,028	$4,874,489
Deferred compensation	673,819	673,819
Unreimbursed expenses	52,382	276,496
Total current liabilities	5,235,229	5,824,804
Total liabilities	5,235,229	5,824,804

Stockholders’ equity

Common stock, $0.001 par value; 100,000,000 shares authorized; 14,665,993 and 14,298,446 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	14,666	14,299

Additional paid-in capital	98,049,683	87,475,924
Accumulated deficit	(92,794,143)	(87,137,006)
Total stockholders’ equity	5,270,206	353,217
Total liabilities and stockholders’ equity	$10,505,435	$6,178,021

See accompanying notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Revenue	$—	$—
Operating expenses
Research and development	5,207,564	2,271,148
General and administrative	518,190	497,602
Total operating expenses	5,725,754	2,768,750
Loss from operations	(5,725,754)	(2,768,750)
Interest income	68,617	23,970
Net loss	$(5,657,137)	$(2,744,780)
Per share information:
Net loss per common share, basic and diluted	$(0.39)	$(0.21)
Weighted average common shares outstanding, basic and diluted	14,565,230	13,171,555

See accompanying notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Amount	Capital	Deficit	Equity
Balances, December 31, 2024	13,152,729	$13,153	$68,674,261	$(67,778,788)	$908,626
Stock-based compensation	—	—	1,544,214	—	1,544,214
Sale of common stock via ATM program, net of costs	39,918	40	492,383	—	492,423
Net loss	—	—	—	(2,744,780)	(2,744,780)
Balances, March 31, 2025	13,192,647	$13,193	$70,710,858	$(70,523,568)	$200,483

Balances, December 31, 2025	14,298,446	$14,299	$87,475,924	$(87,137,006)	$353,217
Stock-based compensation	—	—	1,544,214	—	1,544,214
Sale of common stock via ATM program, net of costs	367,547	367	9,029,545	—	9,029,912
Net loss	—	—	—	(5,657,137)	(5,657,137)
Balances, March 31, 2026	14,665,993	$14,666	$98,049,683	$(92,794,143)	$5,270,206

See accompanying notes to unaudited financial statements.

GREENWICH LIFESCIENCES, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(5,657,137)	$(2,744,780)
Adjustments required to reconcile net loss to net cash used in operating activities:
Amortization	—	903
Stock-based compensation	1,544,214	1,544,214
Changes in operating assets and liabilities:
Accounts payable	(365,461)	(643,237)
Unreimbursed expenses (accrued)	(224,114)	8,446
Net cash used in operating activities	(4,702,498)	(1,834,454)
Financing activities:
Sale of common stock via ATM program, net of costs	9,029,912	492,423
Net cash provided by financing activities	9,029,912	492,423
Net increase (decrease) in cash	4,327,414	(1,342,031)
Cash, beginning of period	6,178,021	4,091,990
Cash, end of period	$10,505,435	$2,749,959

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

2. Going Concern

The Company has prepared its financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. However, the Company has incurred net losses since its inception and has negative operating cash flows. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

As of March 31, 2026, the Company had cash of $10,505,435. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements of the Company for the years ended December 31, 2025 and 2024 as reported in the Company’s Form 10-K have been omitted.

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02-Leases (Topic 842), which significantly amends the way companies are required to account for leases. Under the updated leasing guidance, some leases that did not have to be reported previously are now required to be presented as an asset and liability on the balance sheet. In addition, for certain leases, what was previously classified as an operating expense must now be allocated between amortization expense and interest expense. The Company elected to adopt this update using the modified retrospective transition method and prior periods have not been restated. The current monthly rent is approximately $4,445. The month-to-month sub-lease is from a related party and the underlying lease expires in July of 2026. Any right of use asset and liability is deemed to be nominal as of March 31, 2026 and December 31, 2025.

Basic and Diluted Loss per Share

As of March 31, 2026 the Company had no common stock equivalents related to warrants outstanding. As of March 31, 2025, the Company had common stock equivalents related to warrants outstanding to acquire 20,174 shares of the Company’s common stock.

As of March 31, 2026 and 2025, the Company had common stock equivalents related to options outstanding to acquire 3,226,065 and 3,126,065 shares of the Company’s common stock, respectively.

As of March 31, 2026 and 2025, the Company has no common stock equivalents related to convertible preferred stock issued and outstanding.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Basic and diluted net loss per share calculation:
Net loss, basic	(5,657,137)	(2,744,780)
Change in fair value of warrants	—	—
Net loss, diluted	(5,657,137)	(2,744,780)
Weighted average common shares outstanding, basic and diluted	14,565,230	13,171,555
Net loss per common share, basic and diluted	$(0.39)	$(0.21)

4. Related Party Transactions

Unreimbursed expenses have been accrued and incurred by management, which total $52,382 as of March 31, 2026 and $276,496 as of December 31, 2025.

Two other members of Snehal Patel’s family are contracted or employed by the Company. The total cash compensation paid to the two family members for the three months ended March 31, 2026 and 2025 were approximately $65,000 and $56,000, respectively. The total option compensation paid to the two family members for the three months ended March 31, 2026 and 2025 were approximately $66,000 and $66,000, respectively.

The total reimbursements submitted for the three months ended March 31, 2026 and 2025 were approximately $2.2 million and $0.7 million, respectively.

5. Commitments and Contingencies

Accounts payable total $4,288,183 and $4,653,644 as of March 31, 2026 and December 31, 2025, respectively.

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

Accounts payable includes the following obligations to HJF which include accrued interest which totals $220,845 and patent expense reimbursement which totals $245,966 as of March 31, 2026 and December 31, 2025.

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

6. Stockholders’ Equity

As of March 31, 2026, 893,181 shares of the 908,362 shares of the common stock grant, which includes an additional grant of 120 shares issued during the vesting period due to rounding up of fractional shares, had vested at approximately $2,009,657 value and 15,181 shares remain unvested and unrecognized at approximately $34,157 value. There were no shares vested during the three months ended March 31, 2026 and 2025.

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

Between January 1, 2026 and March 31, 2026, the Company completed At The Market (“ATM”) offerings pursuant to its ATM agreement with H. C. Wainwright, in which it issued and sold a total of 367,547 shares of its common stock at an average offering price of $25.33 per share for gross proceeds of $9,309,189 and net proceeds of $9,029,912, after deducting underwriting discounts and commissions and offering expenses borne by the Company, which totalled $279,277.

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

Options

On June 22, 2022, prior to the close of the Nasdaq market, 1,498,128 shares of common stock were granted to employees, consultants, and directors issuable upon exercise of outstanding stock options under the Company’s 2019 Equity Incentive Plan at an exercise price of $7.63 per share, which was the most recent prior closing share price on June 21, 2022. The options had a fair value on the grant date of $9,512,356, based on a risk-free rate of 3.2% and an annualized volatility of 106%. As of March 31, 2026, $8,977,282 was expensed and $535,074 may be expensed in the future if and as vesting occurs. As of March 31, 2025, $6,599,194 was expensed. Vesting will be based on time of service over a four year period.

On December 24, 2024, prior to the close of the Nasdaq market, 1,627,937 shares of common stock were granted to employees, consultants, and directors issuable upon exercise of outstanding stock options under the Company’s Amended 2024 Equity Incentive Plan at an exercise price of $12.16 per share, which was the most recent prior closing share price on December 23, 2024. The options had a fair value on the grant date of $16,190,565, based on a risk-free rate of 4.5% and an annualized volatility of 103%. As of March 31, 2026, $9,623,699 was expensed and $6,566,866 may be expensed in the future if and as vesting occurs. As of March 31, 2025, $5,824,931 was expensed. Vesting will be based on time of service over a three year period.

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

Between April 1, 2026 and April 15, 2026, the Company completed At The Market (“ATM”) offerings pursuant to its ATM agreement with H. C. Wainwright, in which it issued and sold a total of 12,215 shares of its common stock at an average offering price of $26.22 per share for gross proceeds of $320,279 and net proceeds of $310,664, after deducting underwriting discounts and commissions and offering expenses borne by the Company, which totalled $9,615.

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

In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2025. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

To date, we have not generated any revenue and we have incurred net losses. Our net losses were approximately $19.4 million and $17.4 million for the years ended December 31, 2025 and 2024, respectively and $5.7 million and $2.7 million for the three months ended March 31, 2026 and 2025, respectively.

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

Results of Operations for the Three Months Ended March 31, 2026 and 2025

Research and Development Expenses

Research and development expenses increased by $2,936,416, or 129%, to $5,207,564 for the three months ended March 31, 2026 from $2,271,148 for the three months ended March 31, 2025. The increase was primarily the result of an increase in accounts payable for clinical trial expenses.

General and Administrative Expenses

General and administrative expenses increased by $20,588, or 4%, to $518,190 for the three months ended March 31, 2026 from $497,602 for the three months ended March 31, 2025.

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

We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities; however, there is no assurance that we will be successful at raising additional capital in the future. If our plans are not achieved and/or if significant unanticipated events occur, we may have to further modify our business plan, which may require us to raise additional capital. As of March 31, 2026 and December 31, 2025, our principal source of liquidity was our cash, which totalled $10,505,435 and $6,178,021, respectively, and additional loans and accrued unreimbursed expenses from related parties. Historically, our principal sources of cash have included proceeds from the sale of common stock and preferred stock and related party loans. Our principal uses of cash have included cash used in operations. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development, including our clinical trials, and general working capital requirements.

Cash Flow Activities for the Three Months Ended March 31, 2026 and 2025

We incurred net losses of $5,657,137 and $2,744,780 during the three month periods ended March 31, 2026 and 2025, respectively. The increase was primarily the result of an increase in accounts payable for clinical trial expenses.

Operating Activities

Net cash used in operating activities was $4,702,498 for the three months ended March 31, 2026 and $1,834,454 for the three months ended March 31, 2025. The increase was primarily the result of an increase in clinical trial expenses.

Investing Activities

We did not use or generate cash from investing activities during the three months ended March 31, 2026 and 2025.

Financing Activities

Between January 1, 2026 and March 31, 2026, the Company completed At The Market (“ATM”) offerings pursuant to its ATM agreement with H. C. Wainwright, in which it issued and sold a total of 367,547 shares of its common stock at an average offering price of $25.33 per share for gross proceeds of $9,309,189 and net proceeds of $9,029,912, after deducting underwriting discounts and commissions and offering expenses borne by the Company, which totalled $279,277.

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

Between April 1, 2026 and April 15, 2026, the Company completed At The Market (“ATM”) offerings pursuant to its ATM agreement with H. C. Wainwright, in which it issued and sold a total of 12,215 shares of its common stock at an average offering price of $26.22 per share for gross proceeds of $320,279 and net proceeds of $310,664, after deducting underwriting discounts and commissions and offering expenses borne by the Company, which totalled $9,615.

Contractual Obligations and Commitments

As of March 31, 2026, we did not have any material contractual obligations, other than employment and shareholder agreements and the license for GP2 from HJF.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses in the periods presented.

On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of expenses that are not readily apparent from other sources. Actual results could differ from those estimates, particularly given the significant social and economic disruptions and uncertainties associated with the ongoing coronavirus pandemic and the COVID-19 control responses. There are no critical accounting policies or estimates for the year ended December 31, 2025 and three months ended March 31, 2026.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal accounting and financial officer has concluded that as of March 31, 2026, our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping, lack of accounting system for financial reporting/bookkeeping and software for stock awards, and insufficient policies and procedures for processing and approving employee expense reports. Under the direction of our principal executive officer and principal financial and accounting officer, we are developing a plan to remediate the material weaknesses.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2025:

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 is formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWICH LIFESCIENCES, INC.

June 3, 2026	By:	/s/ Snehal Patel
Snehal Patel
Chief Executive Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)

-16-